Form 10-Q
period 1996-03-31
INTELCOM GROUP INC
filed 1996-05-14
CIK 786343

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

Quarterly Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
             of 1934 for the quarterly period ended MARCH 31, 1996

                        COMMISSION FILE NUMBER: 1-11052



                              INTELCOM GROUP INC.
            (Exact name of Registrant as Specified in its Charter)


            CANADA                                        N/A
(Jurisdiction of Incorporation)          (I.R.S. Employer Identification Number)


                                      JAMES D. GRENFELL, CHIEF FINANCIAL OFFICER
            INTELCOM GROUP INC.             C/O INTELCOM GROUP (U.S.A.), INC.
     #11 - 1155 NORTH SERVICE ROAD WEST          9605 EAST MAROON CIRCLE
     OAKVILLE, ONTARIO, CANADA L6M 3E3                P.O. BOX 6742
(Registrant's Principal Executive Offices)    ENGLEWOOD, COLORADO 80155-6742

              (905) 469-0686                         (303) 572-5960
      (Registrant's telephone number,             (Agent for Service)
           including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X      No
                                              ------    -----

The number of Registrant's outstanding common shares as of May 9, 1996 was 26,329,721.

                              INTELCOM GROUP INC.



                        Part I - Financial Information
                        ------------------------------

Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 1995 and March 31, 1996........      3
         Consolidated Statements of Operations for the Three Months and Six Months
           Ended March 31, 1995 and 1996 ...............................................      5
         Consolidated Statement of Shareholders' Equity for the Year ended
           September 30, 1995 and Six Months Ended March 31, 1996 ......................      6
         Consolidated Statements of Cash Flows for the Six Months
           Ended March 31, 1995 and 1996 ...............................................      7
         Notes to Consolidated Financial Statements ....................................      8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................................     13

                          Part II - Other Information
                          ---------------------------

         Part II - Other Information ...................................................     26

         Signatures ....................................................................     27

                              INTELCOM GROUP INC.
                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)

                                                                   September 30,      March 31,
                                                                        1995            1996
                                                                   -------------      ---------
                                                                            (unaudited)
                               ASSETS
                               ------
Current assets:
Cash and cash equivalents (note 1)                                   $269,416         139,485
Short-term investments at cost, approximating market value (note 1)         -          19,552
Receivables:
   Trade, net of allowance of $2,217 and $2,859 at September 30, 1995
   and March 31, 1996, respectively                                     23,483          29,221
   Revenue earned, but unbilled (note 2)                                 7,046           2,358
   Joint venture and affiliate                                             732             730
   Other                                                                 1,430           1,517
Inventory                                                                2,165           2,368
Prepaid expenses and deposits                                            3,424           2,136
Notes receivable                                                         1,761           1,650
                                                                      --------        --------
     Total current assets                                              309,457         199,017
Property and equipment                                                 228,609         307,382
  Less accumulated depreciation (note 2)                               (26,605)        (31,440)
                                                                      --------        --------
                                                                       202,004         275,942
Investments                                                              5,209           9,169
Long - term notes receivable                                             7,599           9,683
Restricted cash (note 8)                                                     -          13,333
Other assets, net of accumulated amortization:
  Transmission and other licenses                                       10,792           8,910
  Goodwill                                                              29,199          30,487
  Other                                                                 19,293          20,026
                                                                      --------        --------
                                                                        59,284          59,423
                                                                      --------        --------
                                                                      $583,553         566,567
                                                                      ========        ========

                                                                     (continued)

                              INTELCOM GROUP INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (in thousands, except shares)

                                                                               September 30,       March 31,
                                                                                   1995              1996
                                                                               -------------      ----------
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable                                                             $     14,712          13,459
  Accrued liabilities                                                                18,346          23,423
  Line-of-credit payable                                                              3,692               -
  Current portion of long-term debt (note 4)                                         14,454           1,185
  Current portion of capital lease obligations                                        9,164           8,014
                                                                                  ---------         -------
     Total current liabilities                                                       60,368          46,081
Long-term debt, net of discount, less current portion (note 4)                      379,100         393,704
Capital lease obligations, less current portion                                      26,435          65,392
Deferred income taxes (note 2)                                                        5,702             847
Share of losses of joint venture in excess of investment                              1,037           1,847
                                                                                  ---------         -------

     Total liabilities                                                              472,642         507,871
Minority interests                                                                    4,040           3,612
Redeemable preferred stock of subsidiary
  ($30,000,000 liquidation value) (note 5)                                           14,986          19,571
Shareholders' equity (note 5):
  Convertible Series B Preferred Stock, no par value, 2,000,000 shares authorized; 990,000 shares issued
   and outstanding at September 30, 1995                                              9,350               -
  Common shares, no par value, 100,000,000
   shares authorized; 24,990,839 and 26,301,926
   shares issued and outstanding at September 30, 1995
   and March 31, 1996, respectively                                                 190,753         205,284
  Additional paid-in capital                                                         26,492          26,520
  Foreign currency translation adjustment                                              (330)           (330)
  Accumulated deficit (note 2)                                                     (134,380)       (195,961)
                                                                                  ---------         -------
     Total shareholders' equity                                                      91,885          35,513
                                                                                  ---------         -------
Commitments and contingencies (note 8)
                                                                                  $ 583,553         566,567
                                                                                  =========         =======

         See accompanying notes to consolidated financial statements.

                              INTELCOM GROUP INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                    Three Months Ended      Six Months Ended
                                                                         March 31,               March 31,
                                                                      1995       1996         1995       1996
                                                                    -------------------     -------------------
Revenue:
  Telecom services (note 2)                                         $  7,039     17,635      12,833      31,148
  Network services                                                    13,496     13,973      28,789      29,691
  Satellite services                                                   5,387      4,336       8,934      10,504
                                                                    --------   --------     -------     -------
       Total revenue                                                  25,922     35,944      50,556      71,343
Cost of services                                                      16,768     25,150      33,253      49,824
Selling, general and administrative expenses                          16,003     19,175      27,485      40,239
Depreciation and amortization (note 2)                                 3,776      7,442       7,107      12,361
                                                                    --------   --------     -------     -------
                                                                      36,547     51,767      67,845     102,424
Operating loss                                                       (10,625)   (15,823)    (17,289)    (31,081)
Other income (expense):
  Interest expense                                                    (3,626)   (14,217)     (6,197)    (29,432)
  Interest income                                                        820      2,725       1,203       6,475
  Share of losses of joint venture                                      (230)      (582)       (356)       (810)
  Other, net                                                            (411)    (1,554)       (902)     (2,577)
                                                                    --------   --------     -------     -------
Loss before minority interest, income taxes and
   cumulative effect of change in accounting                         (14,072)   (29,451)    (23,541)    (57,425)
Minority interest in share of losses,
  accretion and preferred dividends (note 7)                             539     (1,970)        511      (4,158)
                                                                    --------   --------     -------     -------
Loss before income taxes and cumulative effect
  of change in accounting                                            (13,533)   (31,421)    (23,030)    (61,583)
Income tax benefit (expense) (note 2)                                     25      4,482         (11)      4,482
                                                                    --------   --------     -------     -------
Loss before cumulative effect of change in accounting                (13,508)   (26,939)    (23,041)    (57,101)
Cumulative effect of change in accounting for
  revenue from long-term telecom services contracts                        -          -           -      (3,453)
                                                                    --------   --------     -------     -------
       Net loss                                                      (13,508)   (26,939)    (23,041)    (60,554)
Preferred stock dividend (note 6)                                          -          -           -      (1,027)
       Net loss attributable to
       common shareholders                                         $ (13,508)   (26,939)    (23,041)    (61,581)
                                                                    ========   ========     =======     =======
Loss per common share:
  Loss before cummulative effect of
   change in accounting                                            $   (0.57)     (1.04)      (1.01)      (2.24)
  Cumulative effect of change in accounting                                -          -           -       (0.14)
  Preferred stock dividend                                                 -          -           -       (0.04)
                                                                    --------   --------     -------     -------
  Loss per common share                                            $   (0.57)     (1.04)      (1.01)      (2.42)
                                                                    ========   ========     =======     =======
Weighted average number of shares outstanding                         23,577     25,803      22,746      25,471
                                                                    ========   ========     =======     =======
Pro forma amounts before cumulative effects of
  change in accounting assuming the new method of
  accounting for revenue from long-term telecom services
  contracts is applied retroactively:
Net loss                                                           $ (13,878)   (26,939)    (23,681)    (57,101)
                                                                    ========   ========     =======     =======
Net loss attributable to common shareholders                       $ (13,878)   (26,939)    (23,681)    (58,128)
                                                                    ========   ========     =======     =======
Loss per common share                                              $   (0.59)     (1.04)      (1.04)      (2.28)
                                                                    ========   ========     =======     =======

         See accompanying notes to consolidated financial statements.

                              INTELCOM GROUP INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (in thousands)

                                                                   Preferred Shares                 Common Shares
                                                                 Shares         Amount          Shares          Amount
                                                                -------       ----------       -------        --------
                                                                                       (unaudited)
BALANCES AT SEPTEMBER 30, 1994                                       -        $        -        17,047        $ 95,606
  Shares issued for cash:
   Public offering and private placements                         1,600           16,000         6,312          84,498
   Public offering and private placement costs                        -             (850)            -          (6,162)
   Exercise of options and warrants                                   -                -           338           1,471
  Shares issued as repayment of debt and related accrued interest     -                -           614           8,402
  Shares issued in connection with business combinations              -                -           130           1,737
  Shares issued upon conversion of subordinated notes                 -                -            69           1,080
  Conversion of preferred shares                                   (200)          (2,000)          302           2,000
  Shares issued as contribution to 401(k) plan                        -                -            38             490
  Warrants issued in connection with offerings                        -                -             -               -
  Redemption of preferred shares                                   (410)          (3,800)            -               -
  Dividend on preferred shares                                        -                -             -               -
  Change in foreign currency translation adjustment                   -                -             -               -
  Compensation expense related to issuance of
   stock options                                                      -                -             -               -
  Shares issued in exchange for investments and other assets          -                -           123           1,398
  Shares issued as payment of trade payables                          -                -            18             233
  Net loss                                                            -                -             -               -
                                                                -------       ----------       -------        --------
BALANCES AT SEPTEMBER 30, 1995                                      990          $ 9,350        24,991        $190,753
  Shares issued for cash - options and warrants                       -                -           103             766
  Shares issued as contribution to 401(k) plan                        -                -            54             576
  Shares issued upon conversion of subordinated notes                 -                -           520           8,120
  Conversion of preferred shares                                   (400)          (3,780)          496           3,780
  Redemption of preferred shares                                   (590)          (5,570)            -               -
  Dividend on preferred shares                                        -                -             -               -
  Shares issued as repayment of debt and related accrued interest     -                -            78             589
  Shares issued in connection with business combinations              -                -            60             700
  Compensation expense related to issuance of
   stock options                                                      -                -             -               -
  Net loss                                                            -                -             -               -
                                                                -------       ----------       -------        --------
BALANCES AT MARCH 31, 1996                                            -          $     -        26,302        $205,284
                                                                =======       ==========       =======        ========

                                                                               Foreign
                                                               Additional      Currency                        Total
                                                                Paid-in       Translation      Accumulated    Shareholder
                                                                Capital       Adjustment         Deficit        Equity
                                                               ----------     -----------      -----------    -----------
                                                                                       (unaudited)
BALANCES AT SEPTEMBER 30, 1994                                    2,200             (292)      (57,732)         39,782
  Shares issued for cash:
   Public offering and private placements                             -                -             -         100,498
   Public offering and private placement costs                        -                -             -          (7,012)
   Exercise of options and warrants                                   -                -             -           1,471
  Shares issued as repayment of debt and related accrued interest     -                -             -           8,402
  Shares issued in connection with business combinations              -                -             -           1,737
  Shares issued upon conversion of subordinated notes                 -                -             -           1,080
  Conversion of preferred shares                                      -                -             -               -
  Shares issued as contribution to 401(k) plan                        -                -             -             490
  Warrants issued in connection with offerings                   24,134                -             -          24,134
  Redemption of preferred shares                                      -                -             -          (3,800)
  Dividend on preferred shares                                        -                -          (467)           (467)
  Change in foreign currency translation adjustment                   -              (38)            -             (38)
  Compensation expense related to issuance of
   stock options                                                    158                -             -             158
  Shares issued in exchange for investments and other assets          -                -             -           1,398
  Shares issued as payment of trade payables                          -                -             -             233
  Net loss                                                            -                -       (76,181)        (76,181)
                                                                -------       ----------       -------        --------
BALANCES AT SEPTEMBER 30, 1995                                   26,492             (330)     (134,380)         91,885
  Shares issued for cash - options and warrants                       -                -             -             766
  Shares issued as contribution to 401(k) plan                        -                -             -             576
  Shares issued upon conversion of subordinated notes                 -                -             -           8,120
  Conversion of preferred shares                                      -                -             -               -
  Redemption of preferred shares                                      -                -             -          (5,570)
  Dividend on preferred shares                                        -                -        (1,027)         (1,027)
  Shares issued as repayment of debt and related accrued interest     -                -             -             589
  Shares issued in connection with business combinations              -                -             -             700
  Compensation expense related to issuance of
   stock options                                                     28                -             -              28
  Net loss                                                            -                -       (60,554)        (60,554)
                                                                -------       ----------       -------        --------
BALANCES AT MARCH 31, 1996                                       26,520             (330)     (195,961)         35,513
                                                                =======       ==========       =======        ========

          See accompanying notes to consolidated financial statements

                                INTELCOM GROUP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Six Months Ended
                                                                                            March 31,
                                                                                      1995             1996
                                                                                    ---------        ---------
                                                                                           (unaudited)
Cash flows from operating activities:
Net loss                                                                            $(23,041)          (60,554)
Adjustments to reconcile net loss to net cash used by operating activities:
  Cumulative effect of change in accounting                                                -             3,453
  Share of losses of joint venture                                                       356               810
  Minority interest in share of losses, accretion and preferred dividends               (511)            4,158
  Depreciation and amortization                                                        7,107            12,361
  Compensation expense related to issuance of stock options                               79                28
  Interest expense deferred and included in long-term debt                             2,432            23,915
  Amortization of deferred financing costs included in interest expense                  360               689
  Deferred debt issuance costs                                                          (118)                -
  Contribution to 401(k) plan through issuance of common shares                          348               576
  Deferred income tax benefit                                                              -            (4,482)
  Loss on sale of certain satellite assets                                                 -               891
Increase in operating assets, excluding the effects of business acquisitions, dispositions and non-cash transactions:
  Accounts receivable                                                                 (1,831)           (5,717)
  Inventory                                                                              (24)             (362)
  Prepaid expenses and deposits                                                       (5,076)           (1,065)
Increase (decrease) in operating liabilities, excluding the effects of business acquistions, dispositions and non-cash transactions:
  Accounts payable and accrued liabilities                                              (268)            3,676
                                                                                    ---------        ---------
  Net cash used by operating activities                                              (20,187)          (21,623)
                                                                                    ---------        ---------
Cash flows from investing activities:
  Notes receivable                                                                    (4,955)              261
  Advances to affiliates                                                                (292)             (373)
  Advances to joint venture                                                           (3,629)           (1,951)
  Payments for business acquisitions, net of cash acquired                            (8,229)           (2,680)
  Long-term investment                                                                (2,000)           (3,960)
  Investment in short-term investments                                                     -           (19,552)
  Restricted cash                                                                          -           (13,333)
  Acquisition of property, equipment and other assets, net                           (18,536)          (54,917)
  Proceeds from the sale of certain satellite assets                                       -            21,593
                                                                                    ---------        ---------
  Net cash used by investing activities                                              (37,641)          (74,912)
                                                                                    ---------        ---------
Cash flows from financing activities:
  Issuance of common shares for cash:
    Public offering, net of costs                                                     74,314                 -
    Exercise of options and warrants                                                     691               766
  Redemption of preferred shares                                                           -            (5,570)
  Dividend on preferred shares                                                             -            (1,027)
  Principal payments on capital lease obligations                                     (2,504)           (9,561)
  Proceeds from issuance of short-term debt                                                -            17,500
  Principal payments on short-term debt                                                    -           (21,192)
  Principal payments on long-term debt                                               (11,836)          (14,312)
                                                                                    ---------        ---------
  Net cash provided (used) by financing activities                                    60,665           (33,396)
                                                                                    ---------        ---------
  Net increase (decrease) in cash equivalents                                          2,837          (129,931)
  Cash and cash equivalents, beginning of period                                       6,025           269,416
                                                                                    ---------        ---------
  Cash and cash equivalents, end of period                                          $  8,862           139,485
                                                                                    =========        =========
  Supplemental disclosure of cash flow information:
  Cash paid for interest                                                            $  3,405             4,828
                                                                                    =========        =========
  Supplemental schedule of non-cash financing and investing activities:
    Common shares issued in connection with business combinations,
    repayment of debt or conversion of liabilities to equity                        $ 12,097             9,409
                                                                                    =========        =========
    Assets acquired under capital leases and through the issuance of debt           $ 31,351            47,368
                                                                                    =========        =========

         See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 1996 and 1995
                                  (unaudited)

        1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

        IntelCom Group Inc. ("IntelCom" or the "Company") is incorporated as a Canadian federal corporation. IntelCom's primary business activity is telecommunications services provided through its wholly owned U.S. subsidiary, IntelCom Group (U.S.A.), Inc. ("ICG"). IntelCom and its subsidiaries are referred to herein as the Company.

        (a) Reference to Annual Report

        These financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended September 30, 1995, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

        (b) Cash equivalents and short-term investments

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds. The Company's investment objectives are safety, liquidity and yield, in that order.

        Presently, the Company carries all cash equivalents and short-term investments at cost, which approximates fair value. Gains and losses are included in investment income in the period they are realized. The cost of all securities sold is based on the specific identification method.

        (c) Reclassifications

        Certain 1995 amounts have been reclassified for comparative purposes.

        2.  CHANGE IN ACCOUNTING:

        Effective January 1, 1996, the Company changed its method of accounting for long-term telecom services contracts. Under the new method, the Company will recognize revenue as services are provided and will continue to charge direct selling expenses to operations as incurred. The Company had previously recognized the noncancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer to the extent of direct installation and selling expenses incurred in obtaining customers during the period in which such revenue was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract had been recognized ratably over the remaining noncancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry.

        As required by generally accepted accounting principles, the Company has restated its results for the three months ended December 31, 1995, to reflect the effects of the change in accounting, as if such change had been adopted as of October 1, 1995, and has presented the pro forma effects on prior periods assuming the change had been applied retroactively. The Company's results for the six months ended March 31, 1996, reflect a charge of $3,453,000 relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting in fiscal year 1996 was to decrease loss before cumulative effect of change in accounting by approximately $196,000 ($0.01 per common share) in the first quarter and to increase loss before cumulative effect of change in accounting by approximately $174,000 ($0.01 per common share) in the second quarter, for a net decrease in loss before cumulative effect of change in accounting of approximately $22,000 (less than $0.01 per common share) for the six months ended March 31, 1996.

        In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives are being made on a prospective basis, beginning January 1, 1996. The effect of this change was to increase depreciation expense and net loss attributable to common shareholders for the six months ended March 31, 1996, by $2.3 million ($0.92 per common share). The deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $4.5 million for the three months ended March 31, 1996.

        3.  BUSINESS COMBINATIONS:

        On January 3, 1996, the Company purchased the 49% minority interest of Fiber Optic Technologies, Inc. ("FOTI"), making FOTI a wholly owned subsidiary. Consideration for the purchase was $1,980,000 in cash and 66,236 common shares of the Company valued at $770,000, for total consideration of $2,750,000.

        In February 1996, the Company entered into an agreement with Linkatel California, L.P. ("Linkatel") and its other partners, Linkatel Communications, Inc., and The Copley Press, Inc., publisher of The San Diego Union Tribune, under which the Company acquired a 60% interest in Linkatel for an aggregate purchase price of $10.0 million in cash and became the general partner of Linkatel. At March 31, 1996, the Company had invested $4.0 million in cash. The remaining $6.0 million was paid in April 1996, at which time the partnership was renamed ICG Telecom of San Diego, L.P. ("ICG Telecom of San Diego").

        In March 1996, the Company acquired a 90% equity interest in Maritime Cellular Tele-Network, Inc. ("MCN"), a Florida-based provider of cellular and satellite communications for commercial ships, private vessels, off-shore platforms and land-based mobile units, for $0.7 million in cash and $0.4 million of assumed debt, for total consideration of $1.1 million.


        4.  LONG-TERM DEBT:

                                                       September 30,       March 31,
                                                           1995              1996
                                                       -------------      ----------
                                                              (in thousands)
Senior discount notes, net of discount                   $299,934          321,255
Convertible subordinated notes (a)                         74,434           68,534
Credit facility (paid subsequent to September 30, 1995)    13,515                -
Note payable with interest at 11%, due monthly
  through fiscal 1999, secured by equipment                 3,493            3,172
Mortgage payable with interest at 8.5%, due
  monthly through 2009, secured by building                 1,242            1,218
Notes payable to sellers of FOTI (paid subsequent to
  September 30, 1995)                                         600                -
Notes payable to sellers of PrivaCom                           99               99
Other                                                         237              611
                                                       -------------      ----------
                                                          393,554          394,889
Less current portion                                      (14,454)          (1,185)
                                                       -------------      ----------
                                                         $379,100          393,704
                                                       =============      ==========

(a) During the six months ended March 31, 1996, $7.0 million of the convertible subordinated notes and $1.1 million of the interest on such notes was converted into 520,512 common shares of the Company.

        5.  PRIVATE PLACEMENT:

        On April 30, 1996, ICG completed a private placement of 12 1/2%
Senior Discount Notes and of 14 1/4% Exchangeable Preferred Stock for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the private placement after costs of approximately $17.0 million were approximately $433.0 million.

        The Senior Discount Notes are unsecured senior obligations of ICG (guaranteed by IntelCom) that mature on May 1, 2006, at a maturity value of $550.3 million. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and November 1 commencing November 1, 2001.

        The Preferred Stock consists of 150,000 shares of ICG Preferred Stock that bear a cumulative dividend at the rate of 14 1/4% per annum. The dividend is payable quarterly in arrears each February 1, May 1, August 1 and November 1 commencing August 1,1996. Through May 1, 2001, the dividend is payable at the option of ICG in cash or additional shares of ICG Preferred Stock. ICG may exchange the Preferred Stock into 14 1/4% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The Preferred Stock is subject to mandatory redemption on May 1, 2007.

        Approximately $35.3 million of the proceeds from the Private Placement were used to redeem the Redeemable Preferred Stock of ICG issued in August 1995 ($30.0 million), pay accrued preferred dividend ($2.6 million) and to repurchase 916,666 IntelCom warrants ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge of approximately $14.2 million for the excess of the redemption of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, which will be reflected in the Company's results for the quarter ended June 30, 1996. See further discussion of the use of proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        6.  SHAREHOLDERS' EQUITY:

        Preferred Stock

        During the first six months of fiscal 1996, the Company repurchased $5,570,000 of Series B Preferred Stock and $3,780,000 of the Series B Preferred Stock was converted to common shares. The excess of the repurchase and conversion price over the stated value of the preferred shares purchased of $1,027,000 has been recorded as a preferred stock dividend in the accompanying consolidated financial statements.

        7.  MINORITY INTEREST IN SHARE OF LOSSES, ACCRETION AND PREFERRED
            DIVIDENDS:

        Included in minority interest in share of losses, accretion and preferred dividends for the six months ended March 31, 1996, is approximately $4,586,000 associated with the ICG Preferred Stock, including accretion of warrants issued in connection with the Preferred Stock, accretion of issuance costs, and a 12% preferred dividend accrual. These costs are offset by the minority interest share of losses in subsidiaries of approximately $428,000.

        8.  COMMITMENTS AND CONTINGENCIES:

        (a) Sale of Teleports

        In December 1995, the Company received approximately $21,100,000 from the purchaser of four of its teleports in partial payment for the assets and entered into a management agreement with the purchaser whereby the purchaser took over the teleport operations. Upon FCC approval of the transaction the Company completed the sale in March 1996 and received an additional $400,000 due to certain closing adjustments. Total proceeds received was $21,500,000 and the Company recognized a loss of approximately $800,000. Revenue associated with these assets was approximately $2.1 million and $4.5 million for the three and six months ended March 31, 1995, respectively, and $2.5 million for the three months ended December 31, 1995. The Company has reported results of operations from these assets through December 31, 1995.

        (b) Network Construction

        In November 1995, the Company signed an agreement with City Public Service of San Antonio ("CPS") to license excess fiber optic facilities on a new 300-mile fiber network being built by the municipally owned electric and gas utility to provide for its communications needs in the greater metropolitan area. Pursuant to this agreement the Company has provided a $12.0 million irrevocable letter of credit to finance the Company's portion of the construction costs. The letter of credit is secured by cash collateral of $13.3 million.

        In February 1996, the Company entered into a 20-year agreement with WorldCom, Inc. ("WorldCom") under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network is being constructed by WorldCom in conjunction with the Company. An aggregate of approximately $2.6 million has been paid by the Company through March 31, 1996, with the balance due upon the completion of specified segments of the network.

        In March 1996, the Company and Southern California Edison Company ("SCE") jointly filed a 25-year agreement with the California Public Utilities Commission ("CPUC") under which the Company will license 1,258 miles of fiber optic cable in Southern California. The agreement also allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years, certain fixed quarterly payments, including a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement totaled approximately $146.0 million at March 31, 1996. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets at March 31, 1996.

        In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern"), an affiliate of Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the buildout of the network and potential enhancements to the Company's products and services. Under the agreement, the Company also is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network.

        In addition to the above agreements, the Company has entered into commitments to purchase assets with an aggregate purchase price of approximately $12.0 million at March 31, 1996.

        (c) Litigation

        In July 1994, FOTI was notified that it had been debarred and that, as a result, the federal government would not solicit, award to, or permit contracts or subcontracts with FOTI for federal government work through March 1997. Federal government contract work by FOTI accounted for revenue of approximately $1.8 million, $1.5 million and $0.2 million for the fiscal years ended September 30, 1993, 1994 and 1995, respectively. Therefore, the revenue that has been lost during the debarment is not material. The debarment proceeding was conducted by the Department of the Army ("Army") and related to work performed by FOTI as a subcontractor on a $38,000 government project which was completed in 1992 (prior to the Company's acquisition of its majority equity interest in FOTI). Employees of FOTI allegedly falsified test results when conducting final testing of the FOTI work on the project. Although FOTI had been debarred, it continued to bid and accept work on federal government contracts. Certain of these actions may not have complied with the terms of the suspension and debarment or with applicable federal regulations. The Company's senior management did not learn of FOTI's suspension, debarment or post-debarment conduct until late March 1995. On May 5, 1995, FOTI filed a request with the Army for reconsideration of the debarment order. On July 21, 1995, the Inspector General informed the Company that it had been accepted to the Department of Defense's Voluntary Disclosure Program. The Company expects that the debarment and voluntary disclosure will be resolved with less than $200,000 in fines, penalties and costs, one-half of which will be paid by the former minority shareholders of FOTI, resulting in a net cost to the Company of less than $100,000.

        Four putative class action complaints have been filed in the U.S. District Court for the District for Colorado by shareholders of the Company naming the Company, William W. Becker, Larry L. Becker, John R. Evans and William J. Maxwell as defendants. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the content and timing of its disclosures concerning the suspension and debarment of FOTI. The complaints seek damages for all persons who purchased common shares of the Company between May 16, 1994 and May 16, 1995. The Company has filed an answer, discovery has commenced and plaintiffs have recently filed a motion for class certification. After consultation with legal counsel, the Company believes that it has meritorious defenses and intends to vigorously defend these lawsuits.

        The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a significant effect on the financial condition of the Company.

        9.  SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

        The separate complete financial statements of ICG have not been included herein because such disclosure is not considered to be material to the holders of the Senior Notes issued by ICG in August 1995. However, summarized consolidated financial information for ICG and subsidiaries as of September 30, 1995 and March 31, 1996 and for the six months ended March 31, 1995 and 1996 is as follows (in thousands):


               Summarized Consolidated Balance Sheet Information

                                      September 30, 1995     March 31, 1996
                                      ------------------     --------------
Current assets                            $309,208               198,865
Property and equipment, net                201,983               275,942
Other noncurrent assets, net                66,737                86,736
Current liabilities                         60,036                45,894
Long-term debt, less current portion       304,666               325,170
Due to shareholder                         238,282               109,251
Other noncurrent liabilities                37,214                71,698
Preferred stock                             14,986                19,572
Shareholders' deficit                      (77,256)              (10,042)

          Summarized Consolidated Statement of Operations Information

                                              Six Months Ended March 31,
                                             1995                   1996
                                           --------               --------
Total revenue                              $50,556                71,343
Total operating costs and expenses          67,437               101,709
Operating loss                             (16,881)              (30,366)
Net loss attributable to common
  shareholders                             (19,576)              (56,786)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, increased Satellite Services revenue from the cruise ship and U.S. Navy telephone services business and actions of competitors and regulatory authorities, that could cause actual results to differ materially from the forward-looking statements.

COMPANY OVERVIEW

        The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist of the Company's CLEC (competitive local exchange company) operations. Network Services consist of information technology services, network design and installation and support of network systems. Satellite Services consist of domestic and international satellite transmission services. The Company commenced the design and construction of its first fiber optic network in Denver in 1990, which became operational to a limited extent in May 1991. The Company's rapid growth since 1990 is the result of the initial installation, acquisition and subsequent expansion of its networks, the acquisition and growth of its network systems integration business and growth in satellite services. During 1992 and 1993, the Company continued to build out its Denver network. The Company began construction of its fiber optic network in Phoenix during 1993 and expanded this network throughout 1994. During 1994, the Company commenced construction of networks in Akron, Boulder, Colorado Springs, Columbus and Nashville. The Company also acquired operating networks serving Charlotte, Cleveland, Dayton, Louisville, Melbourne, Florida, Sacramento and 17 cities with populations in excess of 100,000 in the Los Angeles and San Francisco metropolitan areas. In addition, in 1995 the Company commenced development of fiber optic networks in Birmingham and Greensboro/Winston-Salem. The Company intends to sell its networks in Melbourne and Phoenix. Since initiation of competitive access services, the Company has experienced declining access rates and increasing price competition which have been more than offset by increasing network usage. The Company expects to continue to experience declining access rates for the foreseeable future.

        The Company first began providing Satellite Services in 1990 when it acquired its Denver teleport facility, which has since been sold. Growth in Satellite Services revenue has resulted principally from increased transmissions of video programming, the acquisitions of satellite teleports in the Los Angeles, Atlanta and New York metropolitan areas in 1994 (three of which have been sold), the acquisition of Nova-Net Communications, Inc. in 1994 and the acquisition of a 64% interest in Maritime Telecommunication Network, Inc. ("MTN") in January 1995. The Company acquired a 51% interest in FOTI, which accounts for most of the Company's Network Services, in May 1992 and the remaining 49% in January 1996. As a result of the significant lag time between commencement of network development and generation of appreciable related Telecom Services revenue, the majority of the Company's revenue historically has been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Services revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its Telecom Services.

        In the third and fourth quarters of fiscal 1994 and throughout fiscal 1995, the Company launched its switched services strategy by acquiring 13 high capacity digital switches. The Company has installed switches in Birmingham, Charlotte, Cleveland, Columbus, Denver, Irvine, Los Angeles, Louisville, Melbourne, Nashville, Oakland, Phoenix and Sacramento. The Company financed the acquisition of 12 of the switches pursuant to capital leases totaling $24.5 million. The Company began generating switched services revenue in the fourth quarter of fiscal 1994 and expects revenue from switched services to continue to increase. The Company's switched minutes of use have increased from 10 million minutes in the first quarter of fiscal 1995 to 362 million in the second quarter of fiscal 1996.

        In November 1995, the Company entered into a long-term agreement with CPS to license half of the capacity on a 300-mile fiber optic network (60 of which currently exist) in greater San Antonio. It is anticipated that the network will be able to service 120 buildings when completed in approximately two years. During construction, the Company will be able to provide services to completed segments of the network.

        The Company recently invested $10.0 million to acquire a 60% interest in, and became the general partner of, ICG Telecom of San Diego, a partnership whose other partners are Linkatel Communications, Inc. and The Copley Press Inc., the publisher of The San Diego Union Tribune. ICG Telecom of San Diego operates a 50-mile fiber optic network and is constructing an additional 110 miles of fiber in metropolitan San Diego. In February 1996, the Company entered into a long-term agreement with WorldCom under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network, which is being constructed by WorldCom in conjunction with the Company, will provide a direct fiber link between the Company's existing networks in Akron, Cleveland, Columbus and Dayton and its new network under development in Cincinnati.

        In March 1996, the Company and SCE jointly filed an agreement with the CPUC under which the Company will license 1,258 miles of fiber optic cable in Southern California. The agreement allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. The Company has identified over 1,300 buildings which will be targeted by the Company for connection to the network. Also in March 1996, the Company entered into a national contract with AT&T Corp. ("AT&T") under which the Company will provide special and switched access services to AT&T on a non-exclusive basis. The Company and AT&T initially have identified 12 MSAs (metropolitan statistical areas) in which the Company will provide services to AT&T and are in discussions with respect to seven additional MSAs in which the Company may provide services. Under the agreement, the Company will work with AT&T to provide special and switched access services in the Company's other markets and new markets which the Company may enter. In March 1996, the Company entered into a long-term license agreement with a subsidiary of Southern, an affilate of Alabama Power, for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham.

        The Company expects to continue to experience negative operating margins from the provision of switched services while its networks are in the development and construction phases, during which the Company relies on local exchange carrier ("LEC") networks to carry a significant portion of its customers' traffic. The Company expects to realize improved operating margins for switched services on a given network when (i) sales efforts result in increased volumes of traffic carried on the Company's own network instead of LEC facilities, and (ii) higher margin enhanced services are provided to customers on the network. In addition, the Company believes that the unbundling of LEC services and the implementation of local telephone number portability, which are mandated by the Federal Telecommunications Act of 1996, will reduce the Company's costs of providing switched services and facilitate the marketing of such services. However, the Company's switched services strategy has not yet been profitable and may not become profitable due to, among other factors, lack of customer demand, competition from other CLECs and pricing pressure from the LECs. In addition, in order to fully implement its switched services strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure and electronic components. The Company has limited experience providing switched services and there can be no assurance that the Company will be able to successfully implement its switched services strategy.

        The continued development, construction and expansion of the Company's business requires significant capital, a large portion of which is expended before any revenue is generated. The Company has experienced, and expects to continue to experience, negative cash flow and significant losses while it implements its switched services strategy, expands its operations and establishes a sufficient revenue-generating customer base. There can be no assurance that the Company will be able to establish such a customer base. When constructing and relying principally on its own facilities, the Company has experienced a period of up to 18 months from initial design of a network to revenue generation for that network. However, based upon its experience with using leased LEC facilities to provide initial customer service and the Company's new agreements to use utilities' existing fiber, the Company anticipates accelerating initial revenue generation to within six to nine months after commencing network design.

        The Company estimates that a new network will generate positive EBITDA (before corporate allocations) within 6 to 12 months after initial revenue generation. There can be no assurance that this estimate will be realized in any particular market. EBITDA consists of operating loss plus depreciation and amortization. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated. When describing a particular business operation, certain corporate expenses not attributable to the business operation (e.g., corporate overhead and related expenses) are not directly allocated to the specific business operation, and therefore EBITDA for a particular business operation is referred to as "EBITDA (before corporate allocations)." The Company allocated corporate overhead and related expenses of approximately $25.3 million to its Telecom Services in fiscal 1995 compared to $8.5 million in fiscal 1994, and $16.0 million for the six months ended March 31, 1996 compared to $9.6 million for the six months ended March 31, 1995.

        The Company has expanded the number of Telecom Services markets it serves from six markets at the end of fiscal 1993 to 37 markets at March 31, 1996. The Company's Los Angeles and San Francisco metropolitan area networks, acquired in April 1994 and serving 17 cities with populations in excess of 100,000, accounted for approximately 38% and 44% of the Company's Telecom Services revenue for fiscal 1995 and the six months ended March 31, 1996, respectively. The Company's Denver network accounted for approximately 30% and 22% of the Company's Telecom Services revenue for fiscal 1995 and the six months ended March 31, 1996, respectively. The Company's Denver network generated initial revenue in the fourth quarter of fiscal 1991 and generated positive EBITDA (before corporate allocations) in the fourth quarter of fiscal 1992. The Company's networks in Cleveland and Colorado Springs generated positive EBITDA (before corporate allocations) in fiscal 1994. The Boulder network, which the Company began to construct in 1994, generated positive EBITDA (before corporate allocations) in the first fiscal quarter of 1995. The Phoenix network, which the Company intends to sell, generated initial revenue in the first quarter of fiscal 1994 and has not generated positive EBITDA. The Company's Louisville and Melbourne networks, acquired in April and July of 1994, respectively, the Nashville network, which the Company began to construct in 1994, and the Company's Akron and Columbus networks, which became operational in fiscal 1995, have not generated positive EBITDA. The Company intends to sell its Melbourne network. The Company has commenced operation of a fiber optic network in Birmingham and is developing fiber optic networks in Greensboro and Winston-Salem. The Los Angeles metropolitan area network generated positive EBITDA (before corporate allocations) prior to its acquisition in fiscal 1994. The network reported negative EBITDA for fiscal 1995 and for the first two quarters of fiscal 1996 as a result of expenses associated with the introduction of switched services. The San Francisco metropolitan area network first generated positive EBITDA (before corporate allocations) in the fourth quarter of fiscal 1993, which was prior to its acquisition by the Company. The Charlotte network generated positive EBITDA (before corporate allocations) in fiscal 1994. The Charlotte network reported negative EBITDA in the second and third quarters of fiscal 1995 as a result of expenses incurred in connection with the introduction of switched services. The Charlotte network again generated positive EBITDA (before corporate allocations) in the fourth quarter of fiscal 1995 and the first two quarters of fiscal 1996. The Company's network in Dayton generated positive EBITDA (before corporate allocations) in the first quarter of fiscal 1995.

        The Board of Directors of IntelCom has adopted a plan under which IntelCom will become a subsidiary of a new publicly traded United States corporation. Substantially all of the Company's operations (which are conducted by ICG's subsidiaries) are located in the United States. In addition, the Company views the United States as its primary source for raising capital in the future and the Company believes that the United States incorporation will facilitate access to such markets and increase its flexibility to meet its future financing needs. Also, certain aspects of the Company's operations are regulated by the FCC, which imposes restrictions on the interests a foreign company may hold in telecommunications businesses in the United States.

RESULTS OF OPERATIONS

        The following table provides a breakdown of revenue and cost of services for Telecom Services, Network Services, Satellite Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.


                                                 Three Months Ended                       Six Months Ended
                                                      March 31,                               March 31,
                                     -----------------------------------------   ---------------------------------
                                               1995                  1996               1995               1996
                                     -------------------    ------------------   ----------------   --------------
                                          $           %        $           %         $        %        $        %
                                     ---------   ---------  ---------   ------   ---------  -----   --------  ----
Revenue:
  Telecom services (1)                  7,039         27     17,635        49     12,833      25     31,148     44
  Network services                     13,496         52     13,973        39     28,789      57     29,691     42
  Satellite services                    5,387         21      4,336        12      8,934      18     10,504     15
                                     ---------   --------   ---------   ------   ---------  -----   --------  ----
   Total revenue                       25,922        100     35,944       100     50,556     100     71,343    100
Cost of services:
  Telecom services                      3,380                12,173                5,715             21,619
  Network services                     10,902                11,058               23,199             23,056
  Satellite services                    2,486                 1,919                4,339              5,149
                                     ---------   --------   ---------   ------   ---------  -----   --------  ----
   Total cost of services              16,768         65     25,150        70     33,253      66     49,824     70
Selling, general and administrative    16,003         62     19,175        53     27,485      54     40,239     56
Depreciation and amortization           3,776         15      7,442        21      7,107      15     12,361     17
                                     ---------   --------   ---------   ------   ---------  -----   --------  ----
Operating loss                        (10,625)       (41)   (15,823)      (44)   (17,289)    (34)   (31,081)   (44)

EBITDA (2)                             (6,849)       (26)    (8,381)      (23)   (10,182)    (20)   (18,720)   (26)
Supplemental Pro Forma Data (1):
   Telecom services revenue             6,669         26     17,635        49     12,194      24     31,148     44
   Total revenue                       25,552        100     35,944       100     49,916     100     71,343    100
   Operating loss                     (10,995)       (43)   (15,823)      (44)   (17,929)    (36)   (31,081)   (44)
   EBITDA                              (7,219)       (28)    (8,381)      (23)   (10,822)    (22)   (18,720)   (26)

STATISTICAL DATA:                     March 31,       June 30,       September 30,       December 31,       March 31,
Telecom networks:                       1995            1995              1995               1995              1996
                                      ---------      ---------       -------------       ------------       ---------
 Cities served                             32              32                32                 32                37
 Buildings connected:
    On-net                                251             273               280                304               327
    Off-net                               777             978             1,095              1,235             1,401
                                      ---------      ---------       -------------       ------------       ---------
    Total buildings connected           1,028           1,251             1,375              1,539             1,728
 Customer circuits in service (VGE's) 287,167         389,928           430,535            488,403           510,755
 Switches operational                       6              12                13                 13                13
 Switched minutes of use
   (millions) (3)                          32              97               144                235               362
 Fiber route miles: (4)
    Operational                           466             579               627                637               780
    Under construction                      -               -                 -                  -             1,921
 Fiber strand miles: (5)
    Operational                        21,811          25,264            27,150             28,779            36,310
    Under construction                      -               -                 -                  -            52,351
 Wireless miles (6)                       606             606               568                545               582
Satellite Services:
    Teleports                               5               5                 5                  5                 1
    Teleport antennas                      58              59                59                 59                 7
    VSAT's                                694             687               626                633               658
    Maritime installations                 17              24                27                 31                33
    Maritime minutes of use
     (thousands) (3)                      251             479               694                747             1,337

              (Accompanying footnotes are on the following page)

        (1) Effective January 1, 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "--Accounting Matters-- Accounting Changes." As required by generally accepted accounting principles, the Company has restated its results for the three months ended December 31, 1995 to reflect the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and is presenting the pro forma effects on prior periods assuming the change had been applied retroactively.

        (2) EBITDA consists of operating loss plus depreciation and amortization. EBITDA is provided because it is a measure commonly used in the telecommunications industry. It is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated.

        (3)   Amounts presented are for three-month periods.

        (4) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of March 31, 1996, the Company had 780 fiber route miles, of which 178 fiber route miles were leased. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

        (5) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of March 31, 1996, the Company had 36,310 fiber strand miles, of which 1,847 fiber strand miles were leased. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

        (6) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

The following information reflects the results of operations for the three months ended March 31, 1996, compared to the pro forma results of operations for the three months ended March 31, 1995, assuming the change in accounting for long-term telecom services contracts described in "--Accounting Matters-- Accounting Changes" had been applied retroactively.

        Revenue. Revenue for the three months ended March 31, 1996, increased $10.4 million, or 40.7%, from the three months ended March 31, 1995. The increase in total revenue reflects continued growth in Telecom Services and Network Services, offset slightly by the decline in Satellite Services revenue resulting from the sale of four of the Company's teleports. Telecom Services revenue increased 164.4% to $17.6 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average access rates. The number of operational switches increased from six as of March 31, 1995, to 13 as of March 31, 1996. Switched minutes of use increased from 32 million during the quarter ended March 31, 1995, to 362 million for the quarter ended March 31, 1996. Network usage as reflected in VGEs increased 77.9% from 287,167 VGEs on March 31, 1995, to 510,755 VGEs on March 31, 1996. On March 31, 1995, the Company had 251 on-net buildings connected to its networks compared to 327 on-net buildings connected on March 31, 1996. Network Services revenue increased 3.5% to $14.0 million primarily due to additional projects from existing customers and increased business networking requirements. Consistent with expectations, Network Services revenue decreased by 11.1% compared to the first quarter of fiscal year 1996, while the Company continued to reposition its systems and operations to better manage its bottom line growth. Satellite Services revenue decreased 19.5% to $4.3 million for the three months ended March 31, 1996. The decrease resulted from the sale of four of the Company's teleports. The decrease is partially offset by an increase in maritime services revenue from MTN. Satellite Services revenue for the three months ended March 31, 1995, on a pro forma basis to reflect the recent sale of the teleports, was $3.3 million.

        Cost of Services. Total cost of services for the three months ended March 31, 1996 increased $8.4 million, or 50.0%, from the three months ended March 31, 1995. Telecom cost of services increased from $3.4 million, or 50.7%, of Telecom Services revenue for the three months ended March 31, 1995, to $12.2 million, or 69.0%, of Telecom Services revenue for the three months ended March 31, 1996. Telecom cost of services consists of payments to LECs for the use of network facilities to support off-net and switched services, right of way fees and other costs. The increase in absolute dollars is attributable to the increase in switched services and the expansion in off-net special access service offerings. The increase in the cost of services as a percentage of total revenue is due primarily to the increase in switched services revenue, which currently generate lower margins than special access revenue. The Company expects that its Telecom Services ratio of cost of services to revenue will improve as the Company carries a greater proportion of traffic on its own facilities, can use segments of LEC networks on an unbundled basis and provides a sufficient volume of higher margin enhanced services, including local dial tone. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, the Company carrying a greater proportion of traffic on its own facilities, providing a sufficient volume of higher margin enhanced services and obtaining the right to use unbundled LEC facilities on satisfactory terms, any or all of which may not occur. Network cost of services increased 1.4% to $11.1 million, however, cost of service decreased as a percentage of revenue from 80.8% for the three months ended March 31, 1995, to 79.1 % for the three months ended March 31, 1996, due to an improved job bidding process and a more selective job acceptance process, whereby more acceptable gross margins were obtained. Network cost of services includes the cost of equipment sold, direct hourly labor and other direct project costs. Satellite cost of services decreased to $1.9 million for the three months ended March 31, 1996, from $2.5 million for the three months ended March 31, 1995. Satellite cost of services as a percentage of revenue also declined from 46.1 % at March 31, 1995, to 44.3% at March 31, 1996. The decrease is attributable to the sale of four of the Company's teleports partially offset by the increase in maritime services revenue at MTN. Satellite cost of services consists of MTN transponder costs, VSAT network costs and costs of VSAT equipment sold and, for the three months ended March 31, 1995, also includes satellite transponder lease costs. Revenue from teleport operations historically have yielded lower gross margins than revenue from the cruise ship and U.S. Navy telephone services business of MTN. Gross margins for Satellite Services should improve as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship and U.S. Navy services business, a lack of increased competition in this market, the renewal of the Company's experimental license in February 1997 and a lack of new technology which could potentially render the Company's leased satellite facilities obsolete.

     Selling, General and Administrative ("SG&A ") Expense. SG&A expense for the three months ended March 31, 1996, increased $3.2 million, or 19.8%, compared to the three months ended March 31, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's engineering, operations, management information systems, marketing and sales staff dedicated to the expansion of the networks and implementation of the Company's switched services strategy. The increase in SG&A expense was net of a decrease in SG&A of approximately $0.3 million for the Satellite Services division due to the sale of four of the Company's teleports. SG&A expense as a percentage of total revenue declined to 53.3% for the three months ended March 31, 1996, from 62.6% for the comparable period in 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. The Company expects SG&A expense for Telecom Services to increase over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone services. SG&A expense for Network Services increased due to expansion into new markets and increased engineering, marketing and sales staff to support increased growth in network systems builds.

     Depreciation and Amortization. Depreciation and amortization increased $3.7 million, or 97.1%, for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Depreciation of fixed assets increased by $2.3 million as a result of the shortening of estimated depreciable lives discussed in "--Accounting Matters" and also increased as a result of the increased investment in depreciable fixed assets as a result of the continued expansion of competitive access networks. The increase in depreciation expense was offset slightly by the decrease in depreciable assets resulting from the sale of four of the Company's teleports. The Company reports high levels of depreciation relative to revenues during the early years of operation of a new network because the full cost of a network is depreciated using the straight line method despite the low rate of capacity utilization in the early stages of network operation.

     Interest Expense. Interest expense increased by $10.6 million from $3.6 million for the three months ended March 31, 1995, to $14.2 million for the three months ended March 31, 1996. The $14.2 million of interest expense included $12.1 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the Senior Discount Notes issued in the fourth quarter of fiscal 1995, and an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment.

     Interest Income. Interest income increased $1.9 million, from $0.8 million for the three months ended March 31, 1995, to $2.7 million for the three months ended March 31, 1996. The increase is attributable to the increase in cash from the proceeds of the issuance of Senior Discount Notes in August 1995.

     Income Tax Benefit. Income tax benefit for the three months ended March 31, 1996, was $4.5 million compared to a $25,000 income tax benefit for the three months ended March 31, 1995. The income tax benefit for the three months ended March 31, 1996 is due to an adjustment to the deferred tax liability as a result of the change in estimated depreciable lives.

SIX MONTHS ENDED MARCH 31, 1996, COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

     The following information reflects the results of operations for the six months ended March 31, 1996, compared to the pro forma results of operations for the six months ended March 31, 1995, assuming the change in accounting for long-term telecom services contracts described in "--Accounting Matters--Accounting Changes" had been applied retroactively.

     Revenue. Revenue for the six months ended March 31, 1996 increased $21.4 million, or 42.9%, from the six months ended March 31, 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services operations. Telecom Services revenue increased 155.4% to $31.1 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average access rates. The number of operational switches increased from six as of March 31, 1995, to 13 as of March 31, 1996. Switched minutes of use increased from 42 million during the six months ended March 31, 1995, to 597 million for the six months ended March 31, 1996. Network usage as reflected in VGEs increased 77.9% from 287,167 VGEs on March 31, 1995 to 510,755 VGEs on March 31, 1996. On March 31, 1995, the Company had 251 on-net buildings connected to its networks compared to 327 on-net buildings connected on March 31, 1996. Network Services revenue increased 3.1% to $29.7 million primarily due to additional projects from existing customers and increased business networking requirements. Satellite Services revenue increased 17.6% to $10.5 million for the six months ended March 31, 1996. The increase resulted principally from the acquisition of MTN in January 1995 and the increased volume of uplink hours for the three months ended December 31, 1995, offset by the decrease resulting from the sale of four of the Company's teleports.

     Cost of Services. Total cost of services for the six months ended March 31, 1996, increased $16.6 million, or 49.8%, from the six months ended March 31, 1995. Telecom cost of services increased from $5.7 million, or 46.9%, of Telecom Services revenue for the six months ended March 31, 1995, to $21.6 million, or 69.4%, of Telecom Services revenue for the six months ended March 31, 1996. Telecom cost of services consists of payments to LECs for the use of network facilities to support off-net and switched services, right of way fees and other costs. The increase in absolute dollars is attributable to the increase in switched services and the expansion in off-net special access service offerings. The increase in the cost of services as a percentage of total revenue is due primarily to the increase in switched services revenues, which currently generate lower margins than special access services. The Company expects that Telecom Services ratio of cost of services to revenue will
improve.   The expectation described in the foregoing forward-looking statement is dependent upon, among other things, the Company carrying a greater proportion of traffic on its facilities, providing a sufficient volume of higher margin enhanced services, including local dial tone and obtaining the right to use unbundled LEC facilities on satisfactory terms, any or all of which may not
occur.   Network cost of services decreased 0.6% to $23.1 million and also decreased as a percentage of revenue from 80.6% for the six months ended March 31, 1995, to 77.7% for the six months ended March 31, 1996, due to an improved job bidding process and a more selective job acceptance process, whereby more acceptable gross margins have been obtained. Network cost of services includes the cost of equipment sold, direct hourly labor and other direct project costs. Satellite cost of services increased to $5.1 million for the six months ended March 31, 1996, from $4.3 million for the six months ended March 31, 1995. Satellite cost of services as a percentage of revenue remained relatively constant at 49.0% at March 31, 1996, compared to 48.6% at March 31, 1995. The increase in absolute dollars was attributable to an increased volume of Satellite Services business primarily due to the increase in maritime services revenue. Satellite cost of services consists of satellite transponder lease costs (for the prior period and for the three months ended December 31, 1995), MTN transponder costs, VSAT network costs and costs of VSAT equipment sold. Revenue from teleport operations historically have yielded lower gross margins than revenue from the cruise ship and U.S. Navy telephone services business of MTN. Gross margins for Satellite Services should improve as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship and U.S. Navy telephone services business, a lack of increased competition in this market, the renewal of the Company's experimental license in February 1997 and a lack of new technology which potentially could render the Company's leased satellite facilities obsolete.

     Selling, General and Administrative Expense. SG&A expense for the six months ended March 31, 1996, increased $12.8 million, or 46.4%, compared to the six months ended March 31, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's engineering, operations, management information systems, marketing and sales staff dedicated to the expansion of the networks and implementation of the Company's switched services strategy. SG&A expense as a percentage of total revenue was 56.4% for the six months ended March 31, 1996, compared to 54.4% for the comparable period in 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. SG&A expense for Network Services increased due to expansion into new markets and increased engineering, marketing and sales staff to support increased growth in network systems installation contracts. Satellite Services SG&A expense increased primarily due to the acquisition of MTN.

     Depreciation and Amortization. Depreciation and amortization increased $5.3 million, or 73.9%, for the six months ended March 31, 1996, compared to the six months ended March 31, 1995. Depreciation of fixed assets increased by $2.3 million as a result of the shortening of estimated depreciable lives discussed in "--Accounting Matters", and also increased as a result of the increase in depreciable fixed assets as a result of the continued expansion of competitive access networks. The increase in depreciation expense was offset slightly by the decrease in depreciable assets resulting from the sale of four of the Company's teleports. The Company reports high levels of depreciation relative to revenues during the early years of operation of a new network because the full cost of a network is depreciated using the straight line method despite the low rate of capacity utilization in the early stages of network operation.

     Interest Expense. Interest expense increased by $23.2 million, from $6.2 million for the six months ended March 31, 1995, to $29.4 million for the six months ended March 31, 1996. The $29.4 million of interest expense included $24.6 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the Senior Discount Notes issued in the fourth quarter of fiscal 1995, and an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment and the expansion of the Company's competitive access networks.

     Interest Income. Interest income increased $5.3 million, from $1.2 million for the six months ended March 31, 1995, to $6.5 million for the three months ended March 31, 1996. The increase is attributable to the increase in cash from the proceeds of the issuance of Senior Discount Notes in August 1995.

     Income Tax Benefit. Income tax benefit for the six months ended March 31, 1996 was $4.5 million compared to an $11,000 income tax expense for the six months ended March 31, 1995. The income tax benefit is due to an adjustment to the deferred tax liability as a result of the change in estimated depreciable lives.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have required significant capital expenditures for development, construction, expansion and acquisitions. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow.

Cash Used By Operating Activities

     The Company's operating activities used $2.8 million, $10.2 million and $56.2 million in fiscal 1993, 1994 and 1995, respectively, and $20.2 million and $21.6 million for the six months ended March 31, 1995 and 1996, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and deferred interest expense, and changes in working capital items.

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund future expansion of existing networks or the construction and acquisition of new networks in the near term.

Cash Used By Investing Activities

     Cash used by investing activities was $13.4 million, $51.5 million and $71.3 million in fiscal 1993, 1994 and 1995, respectively, and $37.6 million and $74.9 million (net of $21.6 million received in connection with the sale of certain satellite equipment including four teleports) for the six months ended March 31, 1995 and 1996, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $12.2 million, $43.2 million and $49.8 million for fiscal years 1993, 1994 and 1995, respectively, and $18.5 million and $54.9 million for the six months ended March 31, 1995 and 1996, respectively. The Company will continue to use cash for the remainder of fiscal 1996 for the construction of new networks and the expansion of existing networks. The Company acquired assets under capital leases and through the issuance of debt or warrants of $8.4 million, $11.7 million and $38.7 million in fiscal years 1993, 1994 and 1995, respectively, and $31.4 million and $47.4 million for the six months ended March 31, 1995 and 1996, respectively. The majority of assets acquired under capital leases and through the issuance of debt during the six months ended March 31, 1995, was for the purchase and installation of 12 of the Company's 13 high capacity digital switches to provide switched services in Birmingham, Charlotte, Cleveland, Columbus, Denver, Irvine, Los Angeles, Louisville, Melbourne, Nashville, Oakland, Phoenix and Sacramento. Assets purchased during the six months ended March 31, 1996, under capital leases primarily consisted of the fiber optic networks included in the SCE agreement.

     In January 1994, the Company committed to provide $10.0 million in financing to its Telecom joint venture in Phoenix, of which $6.9 million and $8.8 million had been provided through September 30, 1995, and March 31, 1996,
respectively.   The acquisition in January 1995 of a 64% interest in MTN, $4.4 million convertible promissory notes of MTN and consulting and non-compete agreements valued at an aggregate of $250,000, required cash payments of $9.0 million, the surrender and cancellation of a $0.6 million note and the issuance of approximately $5.1 million in IntelCom common shares and funding of $2.7 million in MTN working capital requirements. The Company has also agreed that if MTN has not completed an initial public offering of its common stock by January 3, 1998, the Company will, at the option of the minority shareholders, buy the minority shares of MTN at the then fair market value.

     The Company owns approximately 70.0% of the issued and outstanding common stock of Zycom Corporation (Alberta, Canada), Zycom Corporation (Texas) and Zycom Network Services, Inc. (collectively, "Zycom"). In March 1995, the Company acquired a 56.0% equity interest in Zycom for approximately $3.2 million, consisting of $0.6 million in cash, the conversion of a $2.0 million note receivable to equity of Zycom and the assumption of $0.6 million in debt. In July 1995, the Company purchased an additional 2.0% of Zycom common stock held by Zycom's former president and chief executive officer for approximately $0.2 million. In March 1996, the Company acquired an additional approximate 12.0% equity interest in Zycom by converting a $3.2 million receivable due from Zycom.

     In March 1996, the Company sold four teleports and related assets for approximately $21.5 million in cash of which $21.1 million had been received from the purchaser as of December 31, 1995.

     In November 1995, the Company entered into a long-term agreement with CPS, a municipally owned electric and gas utility, to license half of the capacity on a 300-mile fiber optic network (60 of which currently exist) in greater San Antonio. Pursuant to this agreement the Company has provided a $12.0 million irrevocable letter of credit to finance the Company's portion of the construction costs. The letter of credit is secured by cash collateral of $13.3 million.

     On January 3, 1996, the Company acquired the remaining 49% minority interest in FOTI, resulting in FOTI becoming a wholly owned subsidiary. Consideration for the acquisition was $2.0 million in cash and 66,236 IntelCom common shares valued at $0.8 million for total consideration of $2.8 million.

     In February 1996, the Company invested $4.0 million and in April 1996 invested $6.0 million to acquire a 60% interest in, and become the general partner of, ICG Telecom of San Diego.

     In February 1996, the Company entered into a long-term agreement with WorldCom under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. An aggregate of approximately $2.6 million has been paid by the Company through March 31, 1996.

     In March 1996, the Company and SCE jointly filed an agreement with the CPUC under which the Company will license 1,258 miles of fiber optic cable in
Southern California.   An aggregate of approximately $3.4 million has been paid
by the Company through March 31, 1996.

Cash Provided (Used) By Financing Activities

     Financing activities provided $30.4 million, $52.1 million, $390.9 million and $60.7 million in each of fiscal 1993, 1994 and 1995, and the six months ended March 31, 1995, respectively, and used $33.4 million in the six months ended March 31, 1996. The significant change in cash provided in the first two quarters of fiscal 1995 to cash used in the first two quarters of fiscal 1996 is due to the completion of a public equity offering during the first quarter of fiscal 1995. The funds to finance the Company's past business acquisitions, capital expenditures, working capital requirements and operating losses were from public and private offerings of IntelCom common shares, units (the "Units") consisting of 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") and warrants (the "Unit Warrants") to purchase IntelCom common shares (the "Unit Offering"), 12% Redeemable Preferred Stock of ICG (the "Redeemable Preferred Stock"), 8% Convertible Subordinated Notes and 7% Convertible Subordinated Notes (together the "Convertible Subordinated Notes") and Convertible Preferred Shares of IntelCom, capital lease financings and various working capital sources, including credit facilities. Such funds were obtained from the following sources:

     (i) In the fourth quarter of fiscal 1995, the Company completed the Unit Offering consisting of the 13 1/2% Notes and the Unit Warrants, and sold the Redeemable Preferred Stock of ICG and the Redeemable Warrants (as defined below) to improve its operating and financial flexibility over the near term. The Company believes its liquidity improved because the 13 1/2% Notes do not require the payment of cash interest until 2001 and do not require payment of principal until maturity in 2005. The foregoing consisted of:

     (a) Unit Offering: In August 1995, IntelCom and ICG issued and sold Units comprised of the 13 1/2% Notes and the Unit Warrants for net proceeds of approximately $286.4 million. The 13 1/2% Notes are unsecured senior obligations of ICG (guaranteed by IntelCom) that mature on September 15, 2005. Interest is payable each March 15 and September 15 commencing March 15, 2001. ICG completed an offer to exchange the 13 1/2% Notes for 13 1/2% Notes registered under the Securities Act of 1933, in January 1996.

     (b) Preferred Stock Placement: Simultaneously with the closing of the Unit Offering, ICG issued the Redeemable Preferred Stock to Princes Gate Investors, L.P., an affiliate of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), and related investors (collectively, "PGI"), together with 916,666 redeemable warrants (the "Redeemable Warrants") and warrants to purchase 2,353,334 IntelCom common shares (the"PGI Warrants") (the "Preferred Stock Placement"). The Redeemable Preferred Stock accrues dividends quarterly at an annual rate of 12% per annum. On April 30, 1996, the Redeemable Preferred Stock and the Redeemable Warrants were redeemed with a portion of the proceeds from the private placement offering described below.

     (ii) As an interim financing arrangement, in July 1995, IntelCom, ICG and certain subsidiaries of ICG entered into a Note Purchase Agreement with Morgan Stanley Group Inc. ("Morgan Stanley Group") and PGI for up to $35.0 million of Senior Secured Notes and issued warrants to Morgan Stanley Group to purchase 800,000 IntelCom common shares and warrants to PGI to purchase 600,000 IntelCom common shares. Proceeds from the Unit Offering and the Preferred Stock Placement were used to repay principal and interest (approximately $6.0 million) on all Senior Secured Notes purchased by Morgan Stanley Group. In connection with such repayment, warrants to purchase 280,000 IntelCom common shares issued to Morgan Stanley Group were returned to IntelCom and canceled.

     (iii) Public Offering of IntelCom Common Shares: On October 24, 1994, IntelCom and an unaffiliated shareholder completed the sale of 6,900,000 IntelCom common shares at a price of $14.00 per share in a public offering, of which 5,716,853 IntelCom common shares were sold by IntelCom for net proceeds of approximately $74.3 million. The Company used $6.9 million of such proceeds to repay a note issued in April 1994 in connection with its purchase of the telecom network assets of Mtel Digital Services, Inc. in Los Angeles.

     (iv) Convertible Subordinated Long-Term Debt Financing: IntelCom issued and sold $18.0 million principal amount of 8% Convertible Subordinated Notes in September 1993. As of March 31, 1996, $8.0 million of the 8% Convertible Subordinated Notes and $1.2 million of the interest on such notes had been converted to 589,742 IntelCom common shares. An additional $47.8 million principal amount of 7% Convertible Subordinated Notes were issued and sold in October 1993. Interest on these notes is payable in cash or in kind, at the option of IntelCom. IntelCom has paid the first five installments of interest by issuing additional interest notes (the "Interest Notes").

     (v) Private Equity Financing: IntelCom raised $13.2 million in 1993 through private placements of IntelCom common shares. In settlement of certain short-term obligations to vendors, IntelCom issued $0.3 million in IntelCom common shares in 1993. In February 1994, William W. Becker, a Director of IntelCom, purchased 600,000 IntelCom common shares for $3.8 million pursuant to an outstanding warrant obtained in February 1992. In May and June 1995, IntelCom raised $4.0 million in a private placement of 595,000 IntelCom common shares and $16.0 million ($15.2 million net proceeds) in private placements of Convertible Preferred Shares. A portion of the proceeds from the Unit Offering and the Preferred Stock Placement has been used to repurchase $10.0 million of the Convertible Preferred Shares and the remaining $6.0 million of the Convertible Preferred Shares have been converted to 783,657 IntelCom common shares.

     (vi) Lease Financing: The Company used lease financing of $24.5 million for the acquisition of 12 digital switches. A capital lease agreement with AT&T Capital Corporation provides $18.2 million for the acquisition of 9 digital switches from Lucent Technologies, Inc. (formerly AT&T Network Systems). After six and one-half years, the Company may purchase these switches for 30% of the original price. At March 31, 1996, the interest rate on the leases was approximately 7.6%. Additional capital lease obligations (including a lease obligation for three other switches) totalled $6.3 million, bearing interest at rates ranging from 11.8% to 13.0% as of March 31, 1996.


     In March 1996, the Company entered into a 25-year agreement with SCE under which the Company will license 1,258 miles of fiber optic cable in Southern California. The agreement also allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. Under the terms of the agreement the Company will pay SCE an annual fee for ten years, certain fixed quarterly payments, including a quarterly payment equal to a percentage of network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement (consisting of the annual fee and fixed quarterly payments) totaled approxi- mately $146.0 million at March 31, 1996.

     (vii) Working Capital Sources: FOTI and its subsidiaries had a $4.0 million working capital line of credit (the "FOTI Line of Credit") with Norwest Business Credit, Inc., which was guaranteed by IntelCom. The FOTI Line of Credit bore interest at the prime rate plus 5.0% per annum, which was 13.75% at September 30, 1995, and was due on demand. At September 30, 1995, the outstanding borrowings under the FOTI Line of Credit totaled approximately $3.7 million. In December 1995, the Company refinanced the FOTI Line of Credit as part of a short-term facility with Norwest Bank Colorado, N.A. ("Norwest") (see
(viii) below). FOTI also has a $4.5 million working capital line of credit, of which $1.0 million was outstanding as of March 31, 1996, with a supplier that provides goods and services that are used on network system integration installations.

     (viii) Short-Term Credit Facility: In December 1995, ICG obtained a short-term credit facility with Norwest to refinance certain of the Company's debt. The credit facility provided for $17.5 million in short-term financing with interest at 2.5% above the Money Market Account yield (3.3% at December 31, 1995, for a rate of 5.8%). The Company paid off this debt and accrued interest in March 1996.

     On April 30, 1996, ICG completed a private placement (the "Private Placement") of 12 1/2% Senior Discount Notes and 150,000 shares of 14 1/4% Exchangeable Preferred Stock (the "Preferred Stock") for net proceeds of approximately $433.0 million. The net proceeds of the Private Placement, along with the balance of the net proceeds of the Unit Offering, will improve the Company's operating and financial flexibility over the near term. The Company believes its liquidity improved because (a) the Senior Discount Notes do not require the payment of cash interest until 2001 and (b) ICG has the option to pay dividends on the Preferred Stock in additional shares of Preferred Stock prior to 2001 and the Preferred Stock is not mandatorily redeemable until 2007. Approximately $35.3 million of the proceeds from the Private Placement were used to redeem the Redeemable Preferred Stock issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.3 million) and to repurchase 916,666 IntelCom warrants ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge of approximately $14.2 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, which will be reflected in the Company's results for the quarter ended June 30, 1996.

     The Senior Discount Notes are unsecured senior obligations of ICG (guaranteed by IntelCom) that mature on May 1, 2006. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and November 1, commencing November 1, 2001. Dividends on the Preferred Stock are cumulative at a rate of 14 1/4% per annum and are payable quarterly each February 1, May 1, August 1 and November 1, commencing August 1, 1996. The Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable in 2007. The Preferred Stock is exchangeable, at the option of ICG, into 14 1/4% senior subordinated exchange debentures of ICG due 2007, at any time after the exchange is permitted under certain indenture restrictions.

Capital Expenditures

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures were $20.7 million, $54.9 million and $88.5 million in fiscal 1993, 1994 and 1995, respectively, and $49.9 million and $102.3 million (including assets acquired under capital leases and through the issuance of debt) for the six months ended March 31, 1995 and 1996, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of up to $165.0 million for fiscal 1996, $300.0 million for fiscal 1997 and continued significant capital expenditures thereafter. Actual capital expenditures will depend on numerous factors beyond the Company's control or ability to predict. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of capital.

General

     In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's funds on hand, the funds from the Private Placement, the funds remaining from the Unit Offering and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its telecom services business as currently planned and to fund its operating deficits for approximately 24 months. Additional sources of cash may include public and private equity and debt financings by IntelCom, ICG or ICG's subsidiaries, sales of non-strategic assets, capital leases and other financing arrangements. The Company will require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

ACCOUNTING MATTERS

Accounting Changes

     Effective January 1, 1996, the Company changed its method of accounting for long-term telecom services contracts. Under the new method, the Company will recognize revenue as services are provided and will continue to charge direct selling expenses to operations as incurred. The Company had previously recognized revenue in an amount equal to the noncancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer to the extent of direct installation and selling expense incurred in obtaining customers during the period in which such revenue was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract had been recognized ratably over the remaining noncancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry.

     As required by generally accepted accounting principles, the Company has restated its results for the three months ended December 31, 1995, to reflect the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for the six months ended March 31, 1996 include a charge of $3.5 million ($0.14 per common share) relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting in fiscal year 1996 was to decrease loss before cumulative effect of change in accounting by approximately $196,000 ($0.01 per common share) in the first quarter and to increase loss before cumulative effect of change in accounting of approximately $174,000 ($0.01 per common share) in the second quarter, for a net decrease in loss before cumulative effect of change in accounting of approximately $22,000 (less than $0.01 per common share) for the six months ended March 31, 1996.

     In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives are being made on a prospective basis, beginning January 1, 1996. The effect of this change in estimate was to increase depreciation expense and net loss attributable to common shareholders for the three months ended March 31, 1996, by $2.3 million ($0.92 per common share). Deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $4.5 million.

New Accounting Standards

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), was issued in March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995 and will be adopted by the Company as of October 1, 1996. Adopting this statement is not expected to have a significant effect on the consolidated financial statements of the Company.


     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting

Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting method prescribed in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its equity instruments using the accounting method prescribed by Opinion 25. The Company does not currently expect to adopt the accounting method prescribed by SFAS 123; however, the Company will include the pro forma disclosures required by SFAS 123 when required.

PART II
- - -------

OTHER INFORMATION
- - -----------------

Item 1. See Note 8 (c) in Notes to the Consolidated Financial Statements for the six months ended March 31, 1996.

Item 2.  NOT APPLICABLE

Item 3.   NOT APPLICABLE

Item 4.   NOT APPLICABLE

Item 5.   NOT APPLICABLE

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits
          (10) Non-Qualified Stock Option Agreement between IntelCom Group Inc. and J. Shelby Bryan dated as of November 13, 1995.

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K - none

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTELCOM GROUP INC.



Date: May 14, 1996                By:/s/ JAMES D. GRENFELL
                                     ------------------------------------------
                                     James D. Grenfell, Chief Financial Officer


Date: May 14, 1996                By:/s/ RICHARD BAMBACH
                                     -------------------------------------
                                     Richard Bambach, Corporate Controller