Form 10-Q/A
period 1996-03-31
INTELCOM GROUP INC
filed 1996-06-18
CIK 786343

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

        5.  PRIVATE PLACEMENT:

        On April 30, 1996, ICG completed a private placement (the "Private Placement") of 12 1/2% Senior Discount Notes (the "12 1/2% Notes") and of
14 1/4% Exchangeable Preferred Stock (the "Preferred Stock") for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the Private Placement after costs of approximately $17.0 million were approximately $433.0 million.

        The 12 1/2% Notes are unsecured senior obligations of ICG
(guaranteed by the Company) that mature on May 1, 2006, at a maturity value of $550.3 million. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and November 1 commencing November 1, 2001.

        The Preferred Stock consists of 150,000 shares that bear a cumulative dividend at the rate of 14 1/4% per annum. The dividend is payable quarterly in arrears each February 1, May 1, August 1 and November 1 commencing August 1,1996. Through May 1, 2001, the dividend is payable at the option of ICG in cash or additional shares of Preferred Stock. ICG may exchange the Preferred Stock into 14 1/4% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The Preferred Stock is subject to mandatory redemption on May 1, 2007.

        Approximately $35.3 million of the proceeds from the Private Placement were used to redeem the 12% Redeemable Preferred Stock of ICG (the "Redeemable Preferred Stock") issued in August 1995 ($30.0 million), pay accrued preferred dividend ($2.6 million) and to repurchase 916,666 warrants of the Company ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge of approximately $12.3 million for the excess of the redemption of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge of approximately $11.5 million for the payment with respect to consents to amendments to the 13 1/2% Notes Indenture to permit the Private Placement, which together will be reflected in the Company's results of operations for the three months ended June 30, 1996. See further discussion of the use of proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

        In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern") and Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the buildout of the network and potential enhancements to the Company's products and services. Under the agreement, the Company also is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network.

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


               Summarized Consolidated Balance Sheet Information

                                      September 30, 1995     March 31, 1996
                                      ------------------     --------------
Current assets                            $309,208               198,865
Property and equipment, net                201,983               275,942
Other noncurrent assets, net                66,737                86,736
Current liabilities                         60,036                45,894
Long-term debt, less current portion       304,666               325,170
Due to shareholder                         238,282               108,233
Other noncurrent liabilities                37,214                71,698
Preferred stock                             14,986                19,572
Shareholders' deficit                      (77,256)               (9,024)

          Summarized Consolidated Statement of Operations Information

                                              Six Months Ended March 31,
                                             1995                   1996
                                           --------               --------
Total revenue                              $50,556                71,343
Total operating costs and expenses          67,437               101,709
Operating loss                             (16,881)              (30,366)
Net loss attributable to common
  shareholders                             (19,576)              (56,786)

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


                                                 Three Months Ended                       Six Months Ended
                                                      March 31,                               March 31,
                                     -----------------------------------------   ---------------------------------
                                               1995                  1996               1995               1996
                                     -------------------    ------------------   ----------------   --------------
                                          $           %        $           %         $        %        $        %
                                     ---------   ---------  ---------   ------   ---------  -----   --------  ----
Revenue:
  Telecom services (1)                  7,039         27     17,635        49     12,833      25     31,148     44
  Network services                     13,496         52     13,973        39     28,789      57     29,691     42
  Satellite services                    5,387         21      4,336        12      8,934      18     10,504     15
                                     ---------   --------   ---------   ------   ---------  -----   --------  ----
   Total revenue                       25,922        100     35,944       100     50,556     100     71,343    100
Cost of services:
  Telecom services                      3,380                12,173                5,715             21,619
  Network services                     10,902                11,058               23,199             23,056
  Satellite services                    2,486                 1,919                4,339              5,149
                                     ---------   --------   ---------   ------   ---------  -----   --------  ----
   Total cost of services              16,768         65     25,150        70     33,253      66     49,824     70
Selling, general and administrative    16,003         62     19,175        53     27,485      54     40,239     56
Depreciation and amortization           3,776         15      7,442        21      7,107      14     12,361     17
                                     ---------   --------   ---------   ------   ---------  -----   --------  ----
Operating loss                        (10,625)       (41)   (15,823)      (44)   (17,289)    (34)   (31,081)   (43)

EBITDA (2)                             (6,849)       (26)    (8,381)      (23)   (10,182)    (20)   (18,720)   (26)
Supplemental Pro Forma Data (1):
   Telecom services revenue             6,669         26     17,635        49     12,193      24     31,148     44
   Total revenue                       25,552        100     35,944       100     49,916     100     71,343    100
   Operating loss                     (10,995)       (43)   (15,823)      (44)   (17,929)    (36)   (31,081)   (43)
   EBITDA                              (7,219)       (28)    (8,381)      (23)   (10,822)    (22)   (18,720)   (26)

STATISTICAL DATA:                     March 31,       June 30,       September 30,       December 31,       March 31,
Telecom networks:                       1995            1995              1995               1995              1996
                                      ---------      ---------       -------------       ------------       ---------
 Cities served                             32              32                32                 32                37
 Buildings connected:
    On-net                                251             273               280                304               327
    Off-net                               777             978             1,095              1,235             1,401
                                      ---------      ---------       -------------       ------------       ---------
    Total buildings connected           1,028           1,251             1,375              1,539             1,728
 Customer circuits in service (VGE's) 287,167         389,928           430,535            488,403           510,755
 Switches operational                       6              12                13                 13                13
 Switched minutes of use
   (millions) (3)                          32              97               144                235               362
 Fiber route miles: (4)
    Operational                           466             579               627                637               780
    Under construction                      -               -                 -                  -             1,921
 Fiber strand miles: (5)
    Operational                        21,811          25,264            27,150             28,779            36,310
    Under construction                      -               -                 -                  -            52,351
 Wireless miles (6)                       606             606               568                545               582
Satellite Services:
    Teleports                               5               5                 5                  5                 1
    Teleport antennas                      58              59                59                 59                 7
    VSAT's                                694             687               626                633               658
    Maritime installations                 17              24                27                 31                33
    Maritime minutes of use
     (thousands) (3)                      251             479               694                747             1,337

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

        Cost of Services. Total cost of services for the three months ended March 31, 1996 increased $8.4 million, or 50.0%, from the three months ended March 31, 1995. Telecom cost of services increased from $3.4 million, or 50.7%, of Telecom Services revenue for the three months ended March 31, 1995, to $12.2 million, or 69.0%, of Telecom Services revenue for the three months ended March 31, 1996. Telecom cost of services consists of payments to LECs for the use of network facilities to support off-net and switched services, right of way fees and other costs. The increase in absolute dollars is attributable to the increase in switched services and the expansion in off-net special access service offerings. The increase in the cost of services as a percentage of total revenue is due primarily to the increase in revenue from switched services which currently generate lower margins than special access revenue. The Company expects that its Telecom Services ratio of cost of services to revenue will improve as the Company carries a greater proportion of traffic on its own facilities, can use segments of LEC networks on an unbundled basis and provides a sufficient volume of higher margin enhanced services, including local dial tone. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, the Company carrying a greater proportion of traffic on its own facilities, providing a sufficient volume of higher margin enhanced services and obtaining the right to use unbundled LEC facilities on satisfactory terms, any or all of which may not occur. Network cost of services increased 1.4% to $11.1 million, however, cost of service decreased as a percentage of Network Services revenue from 80.8% for the three months ended March 31, 1995, to 79.1 % for the three months ended March 31, 1996, due to an improved job bidding process and a more selective job acceptance process, whereby more acceptable gross margins were obtained. Network cost of services includes the cost of equipment sold, direct hourly labor and other direct project costs. Satellite cost of services decreased to $1.9 million for the three months ended March 31, 1996, from $2.5 million for the three months ended March 31, 1995. Satellite cost of services as a percentage of revenue also declined from 46.1 % at March 31, 1995, to 44.3% at March 31, 1996. The decrease is attributable to the sale of four of the Company's teleports partially offset by the increase in maritime services revenue at MTN. Satellite cost of services consists of MTN transponder costs, VSAT network costs and costs of VSAT equipment sold and, for the three months ended March 31, 1995, also includes satellite transponder lease costs. Revenue from teleport operations historically have yielded lower gross margins than revenue from the cruise ship and U.S. Navy telephone services business of MTN. Gross margins for Satellite Services should improve as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship and U.S. Navy services business, a lack of increased competition in this market, the renewal of the Company's experimental license in February 1997 and a lack of new technology which could potentially render the Company's leased satellite facilities obsolete.

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

     Share of Losses in Joint Venture. Share of losses in joint venture increased $0.4 million, or 153.0% from the three months ended March 31, 1995, to $0.6 million for the three months ended March 31, 1996. This increase is due to increased losses of the Phoenix network joint venture in which the Company holds a 50% equity interest. The losses of the joint venture increased due to continued expansion and implementation of switched services at low margins.

     Other, Net. Other, net increased $1.1 million or 278.1% for the three months ended March 31, 1996 from $0.4 million for the three months ended March 31, 1995. The majority of the increase is due to a $0.9 million loss on the sale of four of the Company's teleports and certain other satellite assets and a $0.5 million write-off of certain assets.

     Minority Interest in Share of Losses, Accretion and Preferred Dividends. Minority interest in share of losses, accretion and preferred dividends increased $2.5 million, from the benefit of $0.5 million for the three months ended March 31, 1995 to an expense of approximately $2.0 million for the three months ended March 31, 1996. The increase is due to the accretion of warrants and issue costs associated with the issuance of the 12% Redeemable Preferred Stock of ICG (the "Redeemable Preferred Stock") in August of 1995 and accrual of the preferred stock dividend which, together, accounted for $2.3 million.

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

     Cost of Services. Total cost of services for the six months ended March 31, 1996, increased $16.6 million, or 49.8%, from the six months ended March 31, 1995. Telecom cost of services increased from $5.7 million, or 46.9%, of Telecom Services revenue for the six months ended March 31, 1995, to $21.6 million, or 69.4%, of Telecom Services revenue for the six months ended March 31, 1996. Telecom cost of services consists of payments to LECs for the use of network facilities to support off-net and switched services, right of way fees and other costs. The increase in absolute dollars is attributable to the increase in switched services and the expansion in off-net special access service offerings. The increase in the cost of services as a percentage of total revenue is due primarily to the increase in switched services revenues, which currently generate lower margins than special access services. The Company expects that the Telecom Services ratio of cost of services to revenue will improve. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, the Company carrying a greater proportion of traffic on its facilities, providing a sufficient volume of higher margin enhanced services, including local dial tone and obtaining the right to use unbundled LEC facilities on satisfactory terms, any or all of which may not occur. Network cost of services decreased 0.6% to $23.1 million and also decreased as a percentage of Network Services revenue from 80.6% for the six months ended March 31, 1995, to 77.7% for the six months ended March 31, 1996, due to an improved job bidding process and a more selective job acceptance process, whereby more acceptable gross margins have been obtained. Network cost of services includes the cost of equipment sold, direct hourly labor and other direct project costs. Satellite cost of services increased to $5.1 million for the six months ended March 31, 1996, from $4.3 million for the six months ended March 31, 1995. Satellite cost of services as a percentage of revenue remained relatively constant at 49.0% at March 31, 1996, compared to 48.6% at March 31, 1995. The increase in absolute dollars was attributable to an increased volume of Satellite Services business primarily due to the increase in maritime services revenue. Satellite cost of services consists of satellite transponder lease costs (for the prior period and for the three months ended December 31, 1995), MTN transponder costs, VSAT network costs and costs of VSAT equipment sold. Revenue from teleport operations historically have yielded lower gross margins than revenue from the cruise ship and U.S. Navy telephone services business of MTN. Gross margins for Satellite Services should improve as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship and U.S. Navy telephone services business, a lack of increased competition in this market, the renewal of the Company's experimental license in February 1997 and a lack of new technology which potentially could render the Company's leased satellite facilities obsolete.

     Selling, General and Administrative Expense. SG&A expense for the six months ended March 31, 1996, increased $12.8 million, or 46.4%, compared to the six months ended March 31, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's engineering, operations, management information systems, marketing and sales staff dedicated to the expansion of the networks and implementation of the Company's switched services strategy. SG&A expense as a percentage of total revenue was 56.4% for the six months ended March 31, 1996, compared to 55.1% for the comparable period in 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. SG&A expense for Network Services increased due to expansion into new markets and increased engineering, marketing and sales staff to support increased growth in network systems installation contracts. Satellite Services SG&A expense increased primarily due to the acquisition of MTN.

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

     Share of Losses in Joint Venture. Share of losses in joint venture increased $0.5 million, or 127.5% from the six months ended March 31, 1995, to $0.8 million for the six months ended March 31, 1996. This increase is due to increased losses of the Phoenix network joint venture in which the Company holds a 50% equity interest. The losses of the joint venture increased due to continued expansion and implementation of switched services.

     Other, Net. Other, net increased $1.7 million or 185.7% for the six months ended March 31, 1996, from $0.9 million for the six months ended March 31, 1995. The majority of the increase is due to a $0.9 million loss on the sale of four of the Company's teleports and certain other satellite assets and a $0.5 million write-off of certain assets.

     Minority Interest in Share of Losses, Accretion and Preferred Dividends. Minority interest in share of losses, accretion and preferred dividends increased $4.7 million from a benefit of $0.5 million for the six months ended March 31, 1995, to an expense of approximately $4.2 million for the six months ended March 31, 1996. The increase is due to the accretion of warrants and issue costs associated with the issuance of the Redeemable Preferred Stock and accrual of the preferred stock dividend which, together, accounted for $4.6 million.

     Income Tax Benefit. Income tax benefit for the six months ended March 31, 1996 was $4.5 million compared to an $11,000 income tax expense for the six months ended March 31, 1995. The income tax benefit is due to an adjustment to the deferred tax liability as a result of the change in estimated depreciable lives.

     Cumulative Effect of Change in Accounting for Revenue from Long-Term Telecom Services Contracts. The increase in cumulative effect of change in accounting for revenue from long-term telecom services contracts is due to the change in accounting as described in "--Accounting Matters--Accounting Changes."

     Preferred Stock Dividends. The $1.0 million preferred stock dividend for the six months ended March 31, 1996 represents the excess redemption price over the stated value of Convertible Series B Preferred Stock (the "Series B Preferred Stock"). There was no Series B Preferred Stock outstanding during the six months ended March 31, 1995.

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


     On April 30, 1996, ICG completed a private placement (the "Private Placement") of 12 1/2% Senior Discount Notes and 150,000 shares of 14 1/4% Exchangeable Preferred Stock (the "Preferred Stock") for aggregate net proceeds of approximately $433.0 million. The net proceeds of the Private Placement, along with the balance of the net proceeds of the Unit Offering, will improve the Company's operating and financial flexibility over the near term. The Company believes its liquidity improved because (a) the Senior Discount Notes do not require the payment of cash interest until 2001 and (b) ICG has the option to pay dividends on the Preferred Stock in additional shares of Preferred Stock through May 1, 2001 and the Preferred Stock is not mandatorily redeemable until 2007. Approximately $35.3 million of the proceeds from the Private Placement were used to redeem the Redeemable Preferred Stock issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.3 million) and to repurchase 916,666 IntelCom warrants ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge of approximately $13.1 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge of approximately $11.5 milion for the payment with respect to consents to amendments to the 13 1/2% Notes Indenture to permit the Private Placement, which together which will be reflected in the Company's results for the three months ended June 30, 1996.

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

General

     In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's funds on hand, the funds from the Private Placement, the funds remaining from the Unit Offering and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its telecom services business as currently planned and to fund its operating deficits for approximately 21 months. Additional sources of cash may include public and private equity and debt financings by IntelCom, ICG or ICG's subsidiaries, sales of non-strategic assets, capital leases and other financing arrangements. The Company will require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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


     As required by generally accepted accounting principles, the Company has restated its results for the three months ended December 31, 1995, to reflect the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for the six months ended March 31, 1996 include a charge of $3.5 million ($0.14 per common share) relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting in fiscal year 1996 was to decrease loss before cumulative effect of change in accounting by approximately $196,000 ($0.01 per common share) in the first quarter and to increase loss before cumulative effect of change in accounting of approximately $174,000 ($0.01 per common share) in the second quarter, for a net decrease in loss before cumulative effect of change in accounting of approximately $22,000 (less than $0.01 per common share) for the six months ended March 31, 1996. If the new revenue recognition method had been applied retroactively, Telecom Services revenue would have decreased by $2.0 million, $0.5 million, and $0.7 million for fiscal 1993, 1994, and 1995, respectively, and $0.6 million for the six months ended March 31, 1995.


     In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives are being made on a prospective basis, beginning January 1, 1996. The effect of this change in estimate was to increase depreciation expense and net loss attributable to common shareholders for the three months ended March 31, 1996, by $2.3 million ($0.92 per common share). This change in estimate is expected to increase depreciation expense during fiscal year 1996 by approximately $7.0 million. The change would have had an estimated annual effect of approximately $9.0 million had the change been in effect for the entire year. Deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $4.5 million.

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

PART II
- -------

OTHER INFORMATION
- -----------------

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