Form 10-Q
period 1996-06-30
INTELCOM GROUP INC
filed 1996-08-08
CIK 786343

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

           Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  for the quarterly period ended JUNE 30, 1996

                        COMMISSION FILE NUMBER: 1-11052


                          ICG HOLDINGS (CANADA), INC.
                    (FORMERLY KNOWN AS INTELCOM GROUP INC.)
             (Exact name of Registrant as specified in its Charter)


                 CANADA                                      N/A
    (Jurisdiction of Incorporation)        (I.R.S. Employer Identification Number)


      ICG HOLDINGS (CANADA), INC.          JAMES D. GRENFELL, CHIEF FINANCIAL OFFICER
     1710-1177 WEST HASTINGS STREET                 ICG COMMUNICATIONS, INC.
        VANCOUVER, B.C. V6E 2L3                     9605 EAST MAROON CIRCLE
   (Registrant's Registered Office)                      P.O. BOX 6742
                                                 ENGLEWOOD, COLORADO 80155-6742

          (604) 683-9262                                  (303) 572-5960
    (Registrant's telephone number,                     (Agent for Service)
         including area code)

         INTELCOM GROUP INC.
           (Former Name)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              ------     ------

The number of Registrant's outstanding common shares as of August 2, 1996 was 29,882,258.

                          ICG HOLDINGS (CANADA), INC.

                         Part I - Financial Information
                         ------------------------------



Item 1.  Financial Statements (Unaudited)
         Consolidated Balance Sheets as of September 30, 1995 and June 30, 1996......      3
         Consolidated Statements of Operations for the Three Months and Nine Months
           Ended June 30, 1995 and 1996..............................................      5
         Consolidated Statements of Shareholders' Equity (Deficit) for the Year ended
           September 30, 1995 and Nine Months Ended June 30, 1996....................      6
         Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 1995 and 1996..............................................      7
         Notes to Consolidated Financial Statements..................................      8

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................     13

                          Part II - OTHER INFORMATION
                          ---------------------------

Part II - Other Information.........................................................      27
Signatures..........................................................................      28

                          ICG HOLDINGS (CANADA), INC.
                          CONSOLIDATED BALANCE SHEETS
                         (in thousands, except shares)

                                                                              September 30,                June 30,
                                                                                  1995                       1996
                                                                            ---------------               -----------
                                                                                              (unaudited)
                ASSETS
               --------
Current assets:
  Cash and cash equivalents (note 1)                                     $    269,416                      514,164
  Short-term investments at cost, approximating market value (note 1)               -                        2,000
  Receivables:
       Trade, net of allowance of $2,217 and $2,102 at September 30, 1995
       and June 30, 1996, respectively                                         23,483                       29,878
       Revenue earned, but unbilled (note 2)                                    7,046                        2,624
       Joint venture and affiliate                                                732                          731
       Other                                                                    1,430                        1,361
  Inventory                                                                     2,165                        3,105
  Prepaid expenses and deposits                                                 3,424                        4,193
  Notes receivable                                                              1,761                        1,628
                                                                            -------------                -----------
          Total current assets                                                309,457                      559,684

Property and equipment                                                        228,609                      345,418
     Less accumulated depreciation (note 2)                                   (26,605)                     (39,658)
                                                                           -------------                -----------
                                                                              202,004                      305,760

Investments                                                                     5,209                        5,169
Long - term notes receivable                                                    7,599                        9,960
Restricted cash (note 9)                                                            -                       13,333

Other assets, net of accumulated amortization:
     Goodwill                                                                  29,199                       30,049
     Deferred financing costs                                                  16,018                       24,046
     Transmission and other licenses                                           10,792                        8,740
     Other                                                                      3,275                        6,612
                                                                            ------------                  ----------
                                                                               59,284                       69,447
                                                                            ------------                  ----------

                                                                             $583,553                      963,353
                                                                            ============                  ==========

                                                                                                                     (continued)


                          ICG HOLDINGS (CANADA), INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                         (in thousands, except shares)

                                                                               September 30,              June 30,
                                                                                  1995                      1996
                                                                              --------------            -------------
                                                                                            (unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current liabilities:
  Accounts payable                                                             $  14,712                    16,126
  Accrued liabilities                                                             18,346                    27,087
  Line-of-credit payable                                                           3,692                         -
  Current portion of long-term debt (note 4)                                      14,454                       887
  Current portion of capital lease obligations                                     9,164                     8,047
                                                                               ----------                 ----------
          Total current liabilities                                               60,368                    52,147

Long-term debt, net of discount, less current portion (note 4)                   379,100                   708,079
Capital lease obligations, less current portion                                   26,435                    68,470
Deferred income taxes (note 2)                                                     5,702                       847
Share of losses of joint venture in excess of investment                           1,037                     2,296
                                                                               ----------                 ----------
          Total liabilities                                                      472,642                   831,839

Minority interests                                                                 4,040                     4,827
Redeemable preferred stock of subsidiary
  ($30,000,000 and $150,000,000 liquidation value at
  September 30, 1995 and June 30, 1996, respectively)(notes 4 and 5)              14,986                   147,711

Shareholders' equity (deficit)(note 6):
    Convertible Series B Preferred Stock, no par value, 2,000,000 shares authorized; 990,000 shares issued
       and outstanding at September 30, 1995                                       9,350                         -
    Common shares, no par value, 100,000,000
       shares authorized; 24,990,839 and 28,383,130
       shares issued and outstanding at September 30, 1995
       and June 30, 1996, respectively                                           190,753                   216,127
    Additional paid-in capital                                                    26,492                    23,861
    Foreign currency translation adjustment                                         (330)                     (330)
    Accumulated deficit (note 2)                                                (134,380)                 (260,682)
                                                                               ----------                -----------
          Total shareholders' equity (deficit)                                    91,885                   (21,024)
                                                                               ----------                -----------
 Commitments and contingencies (note 9)
                                                                             $   583,553                   963,353
                                                                             ============                ===========

         See accompanying notes to consolidated financial statements.

                          ICG HOLDINGS (CANADA), INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                     Three Months Ended       Nine Months Ended
                                                                         June 30,                 June 30,
                                                                 1995         1996          1995           1996
                                                              ----------   ----------    -----------    ------------
                                                                                (unaudited)
Revenue:
     Telecom services (note 2)                                $   9,173        24,371        22,007         55,519
     Network services                                            14,061        14,679        42,850         44,370
     Satellite services                                           5,825         5,596        14,758         16,100
                                                              ----------   ----------    -----------    ------------
          Total revenue                                          29,059        44,646        79,615        115,989

Cost of services                                                 20,224        31,170        53,477         80,994
Selling, general and administrative expenses                     16,681        24,683        44,166         64,922
Depreciation and amortization (note 2)                            4,597         9,055        11,704         21,416
                                                              ----------   ----------    -----------    ------------
          Operating expenses                                     41,502        64,908       109,347        167,332


          Operating loss                                        (12,443)      (20,262)      (29,732)       (51,343)
Other income (expense):
     Interest expense (note 4)                                   (4,352)      (32,940)      (10,549)       (62,372)
     Interest income                                                478         5,957         1,681         12,432
     Share of losses of joint venture                              (196)         (449)         (552)        (1,259)
     Other, net                                                     681          (466)         (221)        (3,043)
                                                              ----------   ----------    -----------    ------------
Loss before minority interest, income taxes and
     cumulative effect of change in accounting                  (15,832)      (48,160)      (39,373)      (105,585)
Minority interest in share of losses (earnings),
     accretion and preferred dividends (notes 4 and 7)             (203)      (16,561)          308        (20,719)
                                                              ----------   ----------    -----------    ------------
Loss before income taxes and cumulative effect
     of change in  accounting                                   (16,035)      (64,721)      (39,065)      (126,304)
Income tax benefit (note 2)                                         119             -           108          4,482
                                                              ----------   ----------    -----------    ------------
Loss before cumulative effect of change in accounting           (15,916)      (64,721)      (38,957)      (121,822)
Cumulative effect of change in accounting for
     revenue from long-term telecom services contracts                -             -             -         (3,453)
                                                              ----------   ----------    -----------    ------------
          Net loss                                              (15,916)      (64,721)      (38,957)      (125,275)
Preferred stock dividend (note 6)                                     -             -             -         (1,027)
                                                              ----------   ----------    -----------    ------------
          Net loss attributable to
          common shareholders                                 $ (15,916)      (64,721)      (38,957)      (126,302)
                                                              ==========   ==========    ===========    ============
Loss per common share:
     Loss before cumulative effect of
      change in accounting                                    $   (0.66)        (2.43)        (1.68)         (4.72)
     Cumulative effect of change in accounting                        -             -             -          (0.13)
     Preferred stock dividend                                         -             -             -          (0.04)
                                                              ----------   ----------    -----------    ------------
     Loss per common share                                    $   (0.66)        (2.43)        (1.68)         (4.89)
                                                              ==========   ==========    ===========    ============
Weighted average number of shares outstanding                    24,070        26,580        23,187         25,841
                                                              ==========   ==========    ===========    ============
Pro forma amounts before cumulative effects of
   change in accounting assuming the new method of
   accounting for revenue from long-term telecom
   services contracts is applied retroactively:
Telecom services revenue                                      $   8,835        24,371        21,029         55,519
Total revenue                                                    28,721        44,646        78,637        115,989
Operating loss                                                  (12,781)      (20,262)      (30,710)       (51,343)
Net loss                                                        (16,254)      (64,721)      (39,935)      (121,822)
Net loss attributable to common shareholders                  $ (16,254)      (64,721)      (39,935)      (122,849)
                                                              ==========   ==========    ===========    ============
Loss per common share                                         $   (0.68)        (2.43)        (1.72)         (4.75)
                                                              ==========   ==========    ===========    ============


   See accompanying notes to consolidated financial statements.


                                                    ICG HOLDINGS (CANADA), INC.
                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                                          (in thousands)



                                                                                                             Additional
                                                           Preferred shares          Common shares            Paid-in
                                                          Shares      Amount       Shares     Amount          Capital
                                                        -----------------------   -------------------        ----------
BALANCES AT SEPTEMBER 30, 1994                               -      $     -          17,047    $ 95,606         2,200
  Shares issued for cash:
   Public offering and private placements                1,600       16,000           6,312      84,498             -
   Public offering and private placement costs               -         (850)              -      (6,162)            -
   Exercise of options and warrants                          -            -             338       1,471             -
  Shares issued as repayment of debt
     and related accrued interest                            -            -             614       8,402             -
  Shares issued in connection with
     business combinations                                   -            -             130       1,737             -
  Shares issued upon conversion of
     subordinated notes                                      -            -              69       1,080             -
  Conversion of preferred shares                          (200)      (2,000)            302       2,000             -
  Shares issued as contribution to 401(k) plan               -            -              38         490             -
  Warrants issued in connection with offerings               -            -               -           -        24,134
  Redemption of preferred shares                          (410)      (3,800)              -           -             -
  Dividend on preferred shares                               -            -               -           -             -
  Change in foreign currency translation adjustment          -            -               -           -             -
  Compensation expense related to issuance of
     stock options                                           -            -               -           -           158
  Shares issued in exchange for investments and
     other assets                                            -            -             123       1,398             -
  Shares issued as payment of trade payables                 -            -              18         233             -
  Net loss                                                   -            -               -           -             -
                                                     -------------------------    ---------------------        ------
BALANCES AT SEPTEMBER 30, 1995                             990      $ 9,350          24,991    $190,753        26,492
  Shares issued for cash - options and warrants              -            -           1,503       1,715             -
  Shares issued as contribution to 401(k) plan               -            -              72         856             -
  Shares issued upon conversion of
     subordinated notes (note 4)                             -            -           1,127      17,588             -
  Conversion of preferred shares to
     common shares (note 6)                               (400)      (3,780)            496       3,780             -
  Redemption of preferred shares (note 6)                 (590)      (5,570)              -           -             -
  Dividend on preferred shares (note 6)                      -            -               -           -             -
  Repurchase of warrants (note 4)                            -            -               -           -        (2,671)
  Shares issued as repayment of debt
     and related accrued interest                            -            -             130         687             -
  Shares issued in connection with
     business combinations (note 3)                          -            -              64         748             -
  Compensation expense related to issuance
     of stock options                                        -            -               -           -            40
  Net loss                                                   -            -               -           -             -
                                                      -------------------------   ----------------------       ------
BALANCES AT JUNE 30, 1996                                    -      $     -          28,383    $216,127        23,861
                                                      =========================   ======================       ======


                                                        Foreign
                                                        Currency                      Total
                                                       Translation                Accumulated               Shareholder's
                                                       Adjustment                   Deficit                     Equity
                                                      ------------                -----------               -------------
BALANCES AT SEPTEMBER 30, 1994                            (292)                     (57,732)                    39,782
  Shares issued for cash:
   Public offering and private placements                    -                            -                    100,498
   Public offering and private placement costs               -                            -                     (7,012)
   Exercise of options and warrants                          -                            -                      1,471
  Shares issued as repayment of debt
     and related accrued interest                            -                            -                      8,402
  Shares issued in connection with business
     combinations                                            -                            -                      1,737
  Shares issued upon conversion of
     subordinated notes                                      -                            -                      1,080
  Conversion of preferred shares                             -                            -                          -
  Shares issued as contribution to 401(k) plan               -                            -                        490
  Warrants issued in connection with offerings               -                            -                     24,134
  Redemption of preferred shares                             -                            -                     (3,800)
  Dividend on preferred shares                               -                         (467)                      (467)
  Change in foreign currency translation adjustment        (38)                           -                        (38)
  Compensation expense related to issuance of
     stock options                                           -                            -                        158
  Shares issued in exchange for investments and
     other assets                                            -                            -                      1,398
  Shares issued as payment of trade payables                 -                            -                        233
  Net loss                                                   -                      (76,181)                   (76,181)
                                                      -----------                 ----------                ------------
BALANCES AT SEPTEMBER 30, 1995                            (330)                    (134,380)                    91,885
  Shares issued for cash - options and warrants              -                            -                      1,715
  Shares issued as contribution to 401(k) plan               -                            -                        856
  Shares issued upon conversion of subordinated
     notes (note 4)                                          -                            -                     17,588
  Conversion of preferred shares to
     common shares (note 6)                                  -                            -                          -
  Redemption of preferred shares (note 6)                    -                            -                     (5,570)
  Dividend on preferred shares (note 6)                      -                       (1,027)                    (1,027)
  Repurchase of warrants (note 4)                            -                            -                     (2,671)
  Shares issued as repayment of debt
     and related accrued interest                            -                            -                        687
  Shares issued in connection with
     business combinations (note 3)                          -                            -                        748
  Compensation expense related to issuance
     of stock options                                        -                            -                         40
  Net loss                                                   -                     (125,275)                  (125,275)
                                                      -----------                 ----------                ------------
BALANCES AT JUNE 30, 1996                                 (330)                    (260,682)                   (21,024)
                                                      ===========                 ==========                ============

          See accompanying notes to consolidated financial statements

                          ICG HOLDINGS (CANADA), INC.
                          CONSOLIDATED STATEMENTS OF
                                  CASH FLOWS
                                (in thousands)

                                                                       Nine Months Ended
                                                                           June 30,
                                                                 1995                       1996
                                                             -----------                -----------
                                                                           (unaudited)
Cash flows from operating activities:
Net loss                                                    $   (38,957)                  (125,275)
Adjustments to reconcile net loss to net cash used
 by operating activities:
     Cumulative effect of change in accounting                        -                      3,453
     Share of losses of joint venture                               552                      1,259
     Minority interest in share of earnings
      (losses), accretion and preferred dividends                  (308)                    20,719
     Depreciation and amortization                               11,704                     21,416
     Compensation expense related to issuance of
      stock options                                                 119                         40
     Interest expense deferred and included in long-term
      debt and non-cash interest expense                          3,807                     42,514
     Amortization of deferred financing costs
      included in interest expense                                  540                      2,286
     Deferred debt issuance costs                                  (898)                    (9,265)
     Contribution to 401(k) plan through issuance
      of common shares                                              490                        856
     Deferred income tax benefit                                      -                     (4,482)
     Loss on sale of certain Satellite Services assets                -                        891
Decrease (increase) in operating assets, excluding
 the effects of business acquisitions, dispositions and
 non-cash transactions:
     Accounts receivable                                         (1,695)                    (6,244)
     Inventory                                                      194                     (1,099)
     Prepaid expenses and deposits                               (5,244)                    (3,059)
Increase in operating liabilities, excluding the
 effects of business acquisitions, dispositions and
 non-cash transactions:
     Accounts payable and accrued liabilities                    11,780                      9,691
                                                            -------------               -------------
            Net cash used by operating activities               (17,916)                   (46,299)
                                                            -------------               -------------
Cash flows from investing activities:
     Notes receivable                                            (5,327)                       283
     Advances to affiliates                                        (202)                      (374)
     Advances to joint venture                                   (4,523)                    (2,316)
     Payments for business acquisitions, net of
      cash acquired                                              (8,229)                    (6,567)
     Long-term investment                                        (2,000)                        40
     Purchase of short-term investments                               -                     (2,000)
     Restricted cash                                                  -                    (13,333)
     Acquisition of property, equipment and other
      assets, net                                               (33,492)                   (82,615)
     Proceeds from the sale of certain Satellite
      Services assets                                                 -                     21,593
                                                            --------------               -------------
            Net cash used by investing activities               (53,773)                   (85,289)
                                                            --------------               -------------
Cash flows from financing activities:
     Issuance of preferred shares, net of costs                  15,150                          -
     Issuance of redeemable preferred stock of
      subsidiary, net of costs                                        -                    144,000
     Issuance of common shares for cash:
          Public offering, net of costs                          74,314                          -
          Private offering, net of costs                          4,022                          -
          Exercise of options and warrants                          867                      1,715
     Redemption of preferred shares                                   -                     (5,570)
     Dividend on preferred shares                                     -                     (1,027)
     Repurchase of redeemable preferred stock of
      subsidiary and payment of accrued dividend                      -                    (32,629)
     Repurchase of redeemable warrants                                -                     (2,671)
     Principal payments on capital lease obligations             (4,253)                    (8,634)
     Proceeds from issuance of short-term debt                        -                     17,500
     Principal payments on short-term debt                            -                    (21,192)
     Proceeds from issuance of long-term debt                         -                    300,034
     Principal payments on long-term debt                       (13,008)                   (15,190)
                                                             -------------              -------------
            Net cash provided by financing activities            77,092                    376,336
                                                             -------------             --------------
            Net increase in cash and cash equivalents             5,403                    244,748
     Cash and cash equivalents, beginning of period               6,025                    269,416
                                                             -------------             --------------
     Cash and cash equivalents, end of period             $      11,428                    514,164
                                                          ================           ================
     Supplemental disclosure of cash flow information:
     Cash paid for interest                               $       6,491                     17,572
                                                         =================           ================
     Supplemental schedule of non-cash financing
      and investing activities:
          Common shares issued in connection with
           business combinations, repayment
           of debt or conversion of liabilities to
           equity                                         $      12,495                     19,023
                                                        =================           ================
          Assets acquired under capital leases and
           through the issuance of debt                   $      33,656                     49,552
                                                        =================           ================

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1996 and 1995
                                  (unaudited)

     1.  ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

     ICG Holdings (Canada), Inc. ("ICG" or the "Company") (formerly known as IntelCom Group Inc. ("IntelCom")) is incorporated as a Canadian federal corporation. At the Annual and Special Meeting of Shareholders held on July 30, 1996, the shareholders of IntelCom approved a Plan of Arrangement ("Plan") under which IntelCom became a subsidiary of a new publicly traded U.S. corporation, ICG Communications, Inc. The Plan was approved by the Ontario Courts of Justice (General Division) on August 2, 1996. Pursuant to the Plan, each shareholder of IntelCom exchanged their common shares for either (i) new Class A shares of IntelCom (which are exchangeable into shares of common stock, $.01 par value, of ICG Communications, Inc.), or (ii) shares of common stock, $.01 par value, of ICG Communications, Inc. IntelCom's name was also changed to ICG Holdings (Canada), Inc. More than 98% of the issued and outstanding shares of IntelCom have been exchanged for shares of ICG Communications, Inc. As a result of the Plan, IntelCom's common shares ceased trading on the American Stock Exchange ("AMEX") at the close of trading on August 2, 1996, and ICG Communications, Inc.'s common stock began trading on the AMEX on August 5, 1996, under the symbol "ICG." ICG's new Class A shares will continue to be listed on the Vancouver Stock Exchange under a new symbol, "IHC.A." The Company has also announced it will be changing its fiscal year to a calendar year beginning in 1997.
     The Company's primary business activity is telecommunications services provided through its wholly owned U.S. subsidiary, ICG Holdings, Inc. ("Holdings") (formerly known as IntelCom Group (U.S.A.), Inc.). ICG Holdings (Canada), Inc. and its subsidiaries are collectively referred to herein as the Company.

     (a)  Reference to Annual Report

     These financial statements should be read in conjunction with the Annual Report on Form 10-K/A for the year ended September 30, 1995, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending September 30, 1996.

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

     2. ACCOUNTING CHANGES:

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

     As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and has presented the pro forma effects on prior periods assuming the change had been applied retroactively. The Company's results for the nine months ended June 30, 1996, reflect a charge of $3.5 million relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting for the nine months ended June 30, 1996, was not significant and the effect of the change is not expected to be significant for the year ended September 30, 1996.

     In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice.
The changes in estimates of depreciable lives were made on a prospective basis beginning January 1, 1996. The effect of this change was to increase depreciation expense and net loss attributable to common shareholders for the nine months ended June 30, 1996, by approximately $4.6 million ($1.78 per common share). This change in estimate is expected to increase depreciation expense during fiscal year 1996 by approximately $7.0 million. The change would have had an annual effect of approximately $9.0 million had the change been in effect for the entire year. The deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $4.5 million for the nine months ended June 30, 1996.

     3.   BUSINESS COMBINATIONS:

     In January 1996, the Company purchased the 49% minority interest of Fiber Optic Technologies, Inc. ("FOTI"), making FOTI a wholly owned subsidiary. Consideration for the purchase was $2.0 million in cash and 64,366 common shares of ICG valued at $0.8 million for total consideration of $2.8 million.

     In February 1996, the Company entered into an agreement with Linkatel California, L.P. ("Linkatel") and its other partners, Linkatel Communications, Inc., and The Copley Press, Inc., publisher of The San Diego Union Tribune, under which the Company acquired a 60% interest in Linkatel for an aggregate purchase price of $10.0 million in cash and became the general partner of
Linkatel.   In April 1996, the partnership was renamed ICG Telecom of San Diego,
L.P. ("ICG Telecom of San Diego").

     In March 1996, the Company acquired a 90% equity interest in Maritime Cellular Tele-Network, Inc. ("MCN"), a Florida-based provider of cellular and satellite communications for commercial ships, private vessels, off-shore platforms and land-based mobile units, for $0.7 million in cash and $0.1 million of assumed debt, for total consideration of $0.8 million.

     The above acquisitions have been accounted for using the purchase method of accounting, and accordingly the net assets and results of operations are included in the Consolidated Financial Statements from the date of acquisition. Revenue, net loss and loss per share on a pro forma basis are not significantly different from the Company's historical results for the period presented herein.

     4.   LONG-TERM DEBT:

                                                                                        September 30,        June 30,
                                                                                            1995               1996
                                                                                        -------------       ----------
                                                                                               (in thousands)
12 1/2% Senior discount notes, net of discount (a)                                      $         -          307,292
13 1/2% Senior discount notes, net of discount                                               299,934         331,326
Convertible subordinated notes (b)                                                            74,434          59,971
Credit facility (paid subsequent to September 30, 1995)                                       13,515               -
Note payable with interest at the 90 day commercial paper rate plus 4.75%, due 2001                -           5,888
Note payable with interest at 11%, due monthly
 through fiscal 1999, secured by equipment                                                     3,493           3,004
Mortgage payable with interest at 8.5%, due
 monthly through 2009, secured by building                                                     1,242           1,203
Notes payable to sellers of FOTI (paid subsequent to September 30, 1995)                         600               -
Notes payable to sellers of PrivaCom (paid subsequent to September 30, 1995)                      99               -
Other                                                                                            237             282
                                                                                        -------------       ----------
                                                                                             393,554         708,966
Less current portion                                                                         (14,454)           (887)
                                                                                        -------------       ----------
                                                                                        $    379,100         708,079
                                                                                        =============       ==========



     (a) On April 30, 1996, Holdings completed a private placement (the "Private Placement") of 12 1/2% Senior Discount Notes (the "12 1/2% Notes") and of 14 1/4% Exchangeable Preferred Stock (the "Preferred Stock") for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the Private Placement after costs of approximately $17.0 million were approximately $433.0 million.

         The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by the Company and ICG Communications, Inc.) that mature on May 1, 2006, at a maturity value of $550.3 million. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and November 1 commencing November 1, 2001.

         Approximately $35.3 million of the proceeds from the Private Placement were used to redeem the 12% Redeemable Preferred Stock of Holdings (the "Redeemable Preferred Stock") issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.6 million) and to repurchase 916,666 warrants of the Company ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge to minority interest in share of losses (earnings), accretion and preferred dividends of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge to interest expense of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the 13 1/2% Notes Indenture to permit the Private Placement. See further discussion of the use of proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (b) During the nine months ended June 30, 1996, $14.9 million of the convertible subordinated notes and $2.7 million of the interest on such notes was converted into 1,127,431 common shares of ICG. The Company has notified the holders of the remaining notes of its intent to redeem the notes, together with accrued interest. The holders have until August 26, 1996, to convert the notes to common shares of ICG prior to the Company redeeming the notes.

     5.  REDEEMABLE PREFERRED STOCK OF SUBSIDIARY:

     The Preferred Stock issued in the Private Placement (note 4) consists of 150,000 shares that bear a cumulative dividend at the rate of 14 1/4% per annum. The dividend is payable quarterly in arrears each February 1, May 1, August 1 and November 1 commencing August 1, 1996. Through May 1, 2001, the dividend is payable at the option of Holdings in cash or additional shares of Preferred Stock. On August 1, 1996, the Company paid the first dividend in additional shares of Preferred Stock. Holdings may exchange the Preferred Stock into 14 1/4% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The Preferred Stock is subject to mandatory redemption on May 1, 2007.

     6.  SHAREHOLDERS' EQUITY:

     Preferred Stock

     During the first nine months of fiscal 1996, the Company repurchased $5.6 million of Series B ICG Preferred Stock and $3.8 million of the Series B Preferred Stock was converted to ICG common shares. The excess of the repurchase and conversion price over the stated value of the preferred shares purchased of $1.0 million has been recorded as a preferred stock dividend in the accompanying consolidated financial statements.

    7. MINORITY INTEREST IN SHARE OF LOSSES (EARNINGS), ACCRETION AND PREFERRED DIVIDENDS:

     Included in minority interest in share of losses (earnings), accretion and preferred dividends for the nine months ended June 30, 1996, is approximately $21.3 million associated with Preferred Stock of Holdings, including accretion of warrants issued in connection with the Redeemable Preferred Stock ($3.0 million), accretion of issuance costs ($0.3 million), accrual of preferred dividends ($5.7 million) and the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996 ($12.3 million). These costs are offset by the minority interest share of losses in subsidiaries of approximately $0.6 million.

     8.  SALE OF TELEPORTS:

     In December 1995, the Company received approximately $21.1 million from the purchaser of four of its teleports in partial payment for the assets and entered into a management agreement with the purchaser whereby the purchaser took over the teleport operations. Upon FCC approval of the transaction the Company completed the sale in March 1996 and received an additional $0.4 million due to certain closing adjustments. Total proceeds received were $21.5 million and the Company recognized a loss of approximately $0.8 million on the sale. Revenue associated with these assets was approximately $2.3 million and $6.8 million for the three and nine months ended June 30, 1995, respectively, and $2.5 million for the three months ended December 31, 1995. The Company has reported results of operations from these assets through December 31, 1995.

     9.  COMMITMENTS AND CONTINGENCIES:

     (a) Network Construction

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

     SBC Communications, Inc. ("SBC") has alleged before the San Antonio city council that the Company's agreement to lease dark fiber from CPS in greater San Antonio violates state law and has sought a city council resolution recommending that CPS rescind the contract with the Company. The assertion of SBC is that CPS would, through its license arrangement with the Company, be providing telecommunications services in contravention of Texas state law. Following passage of that state law in 1995, the Telecommunications Act was enacted. In May 1996, the Company filed a petition with the FCC asking it to declare that the national pro-competitive policy in the Telecommunications Act does not allow the application of the Texas law in a way that precludes implementation of the agreement between the Company and CPS. The FCC has instituted a proceeding to consider the Company's request and is expected to rule on this issue before the end of the year. At the same time, the Company has applied for a franchise from the city of San Antonio to provide telecommunications services.

     In February 1996, the Company entered into a 20-year agreement with WorldCom, Inc. ("WorldCom") under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network is being constructed by WorldCom in conjunction with the Company.
An aggregate of approximately $2.6 million has been paid by the Company through June 30, 1996, with the balance due upon the completion of specified segments of the network.

     In the second quarter of 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California. The agreement also allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years, certain fixed quarterly payments, including a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement totaled approximately $142.8 million at June 30, 1996. The agreement has been accounted for as construction in progress and as a capital lease in the accompanying consolidated balance sheets, with balances of $50.4 million and $49.8 million, respectively, as of June 30, 1996.

     In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern") and Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the buildout of the network and potential enhancements to the Company's products and services. Under the agreement, the Company is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network.

     In addition to the above agreements, the Company has entered into commitments to purchase assets with an aggregate purchase price of approximately $13.0 million at June 30, 1996.

     (b) Litigation

     Four putative class action complaints have been filed in the U.S. District Court for the District of Colorado by shareholders of the Company naming the Company and certain of its current and former officers and directors as defendants. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to the content and timing of certain disclosures. The complaints seek damages for all persons who purchased common shares of the Company between May 16, 1994 and May 16, 1995. The Company has filed an answer, discovery has commenced and the plaintiffs have recently filed a motion for class certification. After consultation with legal counsel, the Company believes that it has meritorious defenses and intends to vigorously defend these lawsuits.

     The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a significant effect on the financial condition of the Company.


     10. SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

     The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the Senior Notes issued by Holdings in August 1995 and April 1996. However, summarized consolidated financial information for Holdings and subsidiaries as of September 30, 1995 and June 30, 1996 and for the nine months ended June 30, 1995 and 1996 is as follows (in thousands):


               Summarized Consolidated Balance Sheet Information

                                        September 30, 1995      June 30, 1996
                                        ------------------      -------------

Current assets                               $  309,208            559,314
Property and equipment, net                     201,983            305,760
Other noncurrent assets, net                     66,737             93,701
Current liabilities                              60,036             51,945
Long-term debt, less current portion            304,666            648,108
Due to shareholder                              238,282             10,000
Other noncurrent liabilities                     37,214             76,440
Preferred stock                                  14,986            147,711
Shareholders' equity (deficit)                  (77,256)            24,571

          Summarized Consolidated Statement of Operations Information


                                               Nine Months Ended June 30,
                                                1995                1996
                                            ------------        ------------

Total revenue                                $   50,556            115,989
Total operating costs and expenses               67,437            164,608
Operating loss                                  (16,881)           (48,619)
Net loss attributable to common shareholders    (19,576)          (117,592)


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, increased Satellite Services revenue from the cruise ship and U.S. Navy telephone services business and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements.

COMPANY OVERVIEW

     The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist of the Company's CLEC (competitive local exchange company) operations. The Company is one of the largest providers of competitive local access services in the United States, based on estimates of the industry's 1995 revenue. CLECs, formerly known as CAPs (competitive access providers), seek to provide an alternative to the local exchange telephone company ("LEC") for a full range of telecommunications services in the newly opened federal regulatory environment. The Company operates networks in 37 cities with populations in excess of 100,000, has recently acquired fiber optic facilities in 22 more cities and has networks under construction in four additional cities. As a result, the Company now serves more Tier II and Tier III markets with populations of between 250,000 and 2,000,000 than any other CLEC in the United States, with a significant presence in regional clusters covering major metropolitan areas in California, Colorado and the Ohio Valley. Network Services consist of information technology services, network design and installation, and support of network systems. Satellite Services consist of
maritime and international satellite transmission services.   As a leading
participant in a rapidly growing industry, the Company has experienced significant growth, with total revenues increasing from $7.6 million for fiscal 1992 to $111.6 million for fiscal 1995 and $148.0 million for the 12-month
period ended June 30, 1996.   The Company's rapid growth since 1990 is the
result of the initial installation, acquisition and subsequent expansion of its networks, the acquisition and growth of its network systems integration business and growth in Satellite Services.

     The Company commenced the design and construction of its first fiber optic network in Denver in 1990, which became operational to a limited extent in May 1991. During 1992 and 1993, the Company continued to build out its Denver network. The Company began construction of its fiber optic network in Phoenix during 1993 and expanded this network throughout 1994. During 1994, the Company commenced construction of networks in Akron, Boulder, Colorado Springs, Columbus and Nashville. The Company also acquired operating networks serving Charlotte, Cleveland, Dayton, Louisville, Melbourne(Florida), Sacramento and 17 cities with populations in excess of 100,000 in the Los Angeles and San Francisco metropolitan areas. In addition, in 1995 the Company commenced development of fiber optic networks in Birmingham and Greensboro/Winston-Salem. During 1996, the Company acquired fiber optic facilities in 22 additional cities in the Los Angeles metropolitan area through its agreement with SCE and is developing networks in Cincinnati and San Antonio. The Company is in the process of selling its networks in Melbourne and Phoenix. The Company's operating networks have grown from approximately 12,000 customer voice grade equivalent circuits ("VGEs") at the end of fiscal 1992 to approximately 431,000 VGEs at the end of fiscal 1995 and 522,000 VGEs as of June 30, 1996. This has driven Telecom Services revenue from $1.1 million for fiscal 1992 to $32.3 million for fiscal 1995 and $65.8 million for the 12-month period ended June 30, 1996. Since initiation of competitive access services, the Company has experienced declining access rates and increasing price competition which have been more than offset by increasing network usage. The Company expects to continue to experience declining access rates for the foreseeable future.

     In the third and fourth quarters of fiscal 1994 and throughout fiscal 1995, the Company launched its switched services strategy by acquiring 13 high capacity digital switches. The Company has installed switches in Birmingham, Charlotte, Cleveland, Columbus, Denver, Irvine, Los Angeles, Louisville, Melbourne, Nashville, Oakland, Phoenix and Sacramento. The Company financed the acquisition of 12 of the switches pursuant to capital leases totaling $24.5 million. The Company began generating switched services revenue in the fourth quarter of fiscal 1994 and expects revenue from switched services to continue to increase. The Company's switched services revenue has increased from $20,000 in the first quarter of fiscal 1995 to $14.7 million in the third quarter of fiscal 1996.

     The Company expects to continue to experience negative operating margins from the provision of switched services while its networks are in the development and construction phases, during which the Company relies on LEC networks to carry a significant portion of its customers' traffic. The Company expects to realize improved operating margins for switched services on a given network when (i) sales efforts result in increased volumes of traffic carried on the Company's own network instead of LEC facilities, and (ii) higher margin enhanced services are provided to customers on the network. In addition, the Company believes that the unbundling of LEC services and the implementation of local telephone number portability, which are mandated by the Federal Telecommunications Act of 1996 and are being implemented by the FCC, will reduce the Company's costs of providing switched services and facilitate the marketing of such services. However, the Company's switched services strategy has not yet been profitable and may not become profitable due to, among other factors, lack of customer demand, competition from other CLECs and pricing pressure from the LECs. In addition, in order to fully implement its switched services strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure and electronic components. The Company has limited experience providing switched services and there can be no assurance that the Company will be able to successfully implement its switched services strategy.

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act"), the FCC's August 1996 decision implementing the Telecommunications Act and several state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate switched services, including local dial tone (which the Company intends to begin offering in California, Ohio and Colorado in the second half of calendar 1996). The Company's high capacity digital switches will enable the Company to offer these services in all of its markets.

     In response to these regulatory changes, the Company is accelerating the development of its Telecom Services business and, in order to facilitate rapid and cost-effective expansion, is investing significant resources to expand its network footprint and service offerings and is entering into agreements with utility companies and other local strategic partners. The Company has entered into long-term agreements with four utilities, SCE, CPS, a subsidiary of Southern and most recently with subsidiaries of Ohio-based American Electric Power ("AEP"). Under the SCE, CPS and Southern agreements, the Company is licensing fiber optic facilities in Southern California (1,258 miles), San Antonio (300 miles, 60 of which currently exist) and Birmingham (144 miles, 22 of which currently exist). Under the AEP agreement, the Company will jointly build a 45-mile network addition in metropolitan Columbus, plus a 138-mile long-haul link to Canton, Ohio. The Company also has invested in ICG Telecom of San Diego, which operates a fiber optic network (50 miles) in metropolitan San Diego.
     In the second quarter of 1996, the Company and SCE entered into an agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California. This network, which will be operated and maintained by the Company, stretches from suburban Los Angeles to San Diego. In addition, the agreement allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. The Company has identified over 1,300 buildings which will be targeted by the Company for connection to the network. The Company believes this agreement is strategically important to enhancing its market position in California and providing it with a fiber optic infrastructure in a timely, cost-effective manner.

     The Company recently invested $10.0 million to acquire a 60% interest in, and became the general partner of, ICG Telecom of San Diego, a partnership whose other partners are Linkatel Communications, Inc. and The Copley Press Inc., the publisher of The San Diego Union Tribune. ICG Telecom of San Diego operates a 50-mile fiber optic network and is constructing an additional 110 miles of fiber in metropolitan San Diego. As a result of the ICG Telecom of San Diego acquisition, combined with the Company's existing California networks and the facilities under agreement with SCE, the Company now has a network presence in all major metropolitan areas of California.

     In March 1996, the Company entered into a national contract with AT&T Corp. ("AT&T") under which the Company will provide special and switched access services to AT&T on a non-exclusive basis. The Company and AT&T initially have identified 12 MSAs (metropolitan statistical areas) in which the Company will provide services to AT&T and are in discussions with respect to seven additional
MSAs in which the Company may provide services.   The Company believes that this
agreement is indicative of a trend by long distance carriers to shift origination and termination of long distance traffic away from LEC networks to the facilities of CLECs. Under the agreement, the Company will work with AT&T to provide special and switched access services in the Company's other markets and new markets which the Company may enter.

     In March 1996, the Company entered into a long-term license agreement with a subsidiary of Southern and Alabama Power, for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham.

     In November 1995, the Company entered into a long-term agreement with CPS to license half of the capacity on a 300-mile fiber optic network (60 of which currently exist) in greater San Antonio. CPS will construct the remaining 240-mile network in conjunction with the Company. It is anticipated that the network will be able to service 120 buildings when completed in approximately two years. During construction, the Company will be able to provide services to completed segments of the network.

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

     In April 1996, Holdings completed the Private Placement of (i) $550.3 million principal amount of 12 1/2% Notes, for gross proceeds of $300.0 million, which are guaranteed on a senior unsecured basis by ICG and ICG Communications, Inc., and (ii) 150,000 shares of Preferred Stock for gross proceeds of $150.0 million. The net proceeds from the Private Placement totaled $433.0 million after transaction fees and expenses of $17.0 million. Of the net proceeds, $35.3 million was used to redeem Redeemable Preferred Stock and to purchase redeemable warrants previously issued by Holdings, and approximately $397.7 million will be used for capital expenditures and to fund net operating losses over the next 20 months. The Company believes that its liquidity has improved because the 12 1/2% Notes do not require the payment of cash interest prior to 2001 and do not require payment of principal until maturity in 2006 and dividends on the Preferred Stock are payable in additional Preferred Stock through May 1, 2001.

     The Company first began providing Satellite Services in 1990 when it acquired its Denver teleport facility, which has since been sold. Growth in Satellite Services revenue has resulted principally from increased transmissions of video programming, the acquisitions of satellite teleports in the Los Angeles, Atlanta and New York metropolitan areas in 1994 (all of which have been sold), the acquisition of Nova-Net Communications, Inc. in 1994, the acquisition of a 64% interest in Maritime Telecommunication Network, Inc. ("MTN") in January 1995 and the acquisition of a 90% interest in MCN in March, 1996. The Company acquired a 51% interest in FOTI, which accounts for most of the Company's Network Services, in May 1992 and the remaining 49% in January 1996. As a result of the significant lag time between commencement of network development and generation of appreciable related Telecom Services revenue, the majority of the Company's revenue historically has been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Services revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its Telecom Services.

     At the Annual and Special Meeting of the Shareholders held on July 30, 1996, the shareholders of IntelCom approved a Plan of Arrangement ("Plan") under which IntelCom became a subsidiary of a new publicly traded U.S. corporation, ICG Communications, Inc. The Plan was approved by the Ontario Court of Justice (General Division) on August 2, 1996. Pursuant to the Plan, each shareholder of IntelCom has exchanged their common shares for either (i) new Class A shares of IntelCom (which are exchangeable into shares of common stock, $.01 par value, of ICG Communications, Inc.), or (ii) shares of common stock, $.01 par value, of ICG Communications, Inc. IntelCom's name was also changed to ICG Holdings (Canada), Inc. More than 98% of the issued and outstanding shares of IntelCom have been exchanged for shares of ICG Communications, Inc. As a result of the Plan, IntelCom's common shares ceased trading on the American Stock Exchange ("AMEX") at the close of trading on August 2, 1996, and ICG Communications, Inc.'s common stock began trading on the AMEX on August 5, 1996, under the symbol "ICG." ICG's new Class A shares will continue to be listed on the Vancouver Stock Exchange under a new symbol, "IHC.A." Substantially all of the Company's operations (which are conducted by Holdings' subsidiaries) are located in the United States. In addition, the Company views the United States as its primary source for raising capital in the future and the Company believes that the U.S. incorporation will facilitate access to such markets and increase its flexibility to meet its future financing needs. Also, certain aspects of the Company's operations are regulated by the FCC, which imposes restrictions on the interests a foreign company may hold in telecommunications businesses in the United States. The Company also has announced it will be changing its fiscal year to a calendar year beginning in 1997.

RESULTS OF OPERATIONS

     The following table provides a breakdown of revenue and cost of services for Telecom Services, Network Services, Satellite Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.


                                                     Three Months Ended                        Nine Months Ended
                                                           June 30,                                 June 30,
                                      ------------------------------------------------   ----------------------------------------
                                               1995                       1996                  1995                 1996
                                      -------------------------  ---------------------   --------------------  ------------------
                                           $             %             $        %              $         %          $        %
                                      -----------   -----------  ------------ --------   ----------  --------  ---------- -------
                                                           (unaudited)                                   (unaudited)
Revenue:                                                  (in thousands)                                (in thousands)
     Telecom services (1)                  9,173       32           24,371      55           22,007      28       55,519     48
     Network services                     14,061       48           14,679      33           42,850      54       44,370     38
     Satellite services                    5,825       20            5,596      12           14,758      18       16,100     14
                                      --------------------     ------------------------------------------------------------------
            Total revenue                 29,059      100           44,646     100           79,615     100      115,989    100
Cost of services:
     Telecom services                      6,265                    18,186                   11,980               39,805
     Network services                     10,794                    10,569                   33,993               33,625
     Satellite services                    3,165                     2,415                    7,504                7,564
                                      --------------------     ------------------------------------------------------------------
            Total cost of services        20,224       70           31,170      70           53,477      67       80,994     70
Selling, general and administrative       16,681       57           24,683      55           44,166      55       64,922     56
Depreciation and amortization              4,597       16            9,055      20           11,704      15       21,416     18
                                      --------------------     ------------------------------------------------------------------
Operating loss                           (12,443)     (43)         (20,262)    (45)         (29,732)    (37)     (51,343)   (44)

EBITDA (2)                                (7,846)     (27)         (11,207)    (25)         (18,028)    (23)     (29,927)   (26)
Supplemental Pro Forma Data (1):
            Telecom services revenue       8,835       31           24,371      55           21,029      27       55,519     48
            Total revenue                 28,721      100           44,646     100           78,637     100      115,989    100
            Operating loss               (12,781)     (45)         (20,262)    (45)         (30,710)    (39)     (51,343)   (44)
            EBITDA                        (8,184)     (28)         (11,207)    (25)         (19,006)    (24)     (29,927)   (26)

STATISTICAL DATA:                                               June 30,       September 30,        June 30,
Telecom networks:                                                1995             1995                1996
                                                          -------------------------------------------------
     Cities served                                                 32               32                  37
     Cities under construction or development                       -                -                  26
                                                          -------------------------------------------------
            Total cities                                           32               32                  63
     Buildings connected:
            On-net                                                273              280                 384
            Off-net                                               978            1,095               1,493
                                                          -------------------------------------------------
            Total buildings connected                           1,251            1,375               1,877
     Customer circuits in service (VGEs)                      389,928          430,535             521,890
     Switches operational                                          12               13                  13
     Switched minutes of use (millions) (3)                        97              144                 475
     Fiber route miles: (4)
          Operational                                             579              627                 886
          Under construction                                        -                -               2,100
     Fiber strand miles: (5)
          Operational                                          25,264           27,150              45,098
          Under construction                                        -                -              58,660
     Wireless miles (6)                                           606              568                 483
Satellite Services:
     VSATs                                                        687              626                 659
     C-Band installations (7)                                      25               28                  48
     L-Band installations (8)                                       -                -                  53
     Minutes of use (thousands)(3)(9)                             479              694               1,135

              (Accompanying footnotes are on the following page)

     (1) Effective January 1, 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "--Accounting Matters-- Accounting Changes." As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and is presenting the pro forma effects on prior periods assuming the change had been applied retroactively.

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

     (4) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 1996, the Company had 886 fiber route miles, of which 233 fiber route miles were leased. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

     (5) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 1996, the Company had 45,098 fiber strand miles, of which 2,635 fiber strand miles were leased. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

     (6) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

     (7) C-Band frequencies service large cruise ships, navy vessels, and off-shore platform installations.

     (8) L-Band frequencies service smaller maritime installations and both mobile and fixed land-based units.

     (9) Reflects minutes of use for C-Band installations and, for the three months ended June 30, 1996, also includes minutes of use for the L-Band installations.

THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

The following information reflects the results of operations for the three months ended June 30, 1996, compared to the pro forma results of operations for the three months ended June 30, 1995, assuming the change in accounting for long-term telecom services contracts described in "--Accounting Matters-- Accounting Changes" had been applied retroactively.

     Revenue.  Revenue for the three months ended June 30, 1996, increased
$15.9 million, or 55.4%, from the three months ended June 30, 1995. The increase in total revenue reflects continued growth in Telecom Services and Network Services, offset slightly by the decline in Satellite Services revenue resulting from the sale of four of the Company's teleports. Telecom Services revenue increased 175.8% to $24.4 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average access rates. The number of operational switches increased from 12 as of June 30, 1995, to 13 as of June 30, 1996. Switched services revenue increased from $2.4 million (27.3% of Telecom Services revenue) for the quarter ended June 30, 1995, to $14.7 million (60.2% of Telecom Services revenue) for the quarter ended June 30, 1996. Network usage as reflected in VGEs increased 33.8% from 389,928 VGEs on June 30, 1995, to 521,890 VGEs on June 30, 1996. On
June 30, 1995, the Company had 273 on-net buildings connected to its networks compared to 384 on-net buildings connected on June 30, 1996. Network Services revenue increased 4.4% to $14.7 million primarily due to additional projects from existing customers and increased business networking requirements. Consistent with expectations, Network Services revenue growth has been moderate while the Company continues to reposition its systems and operations to better manage its bottom line growth. Satellite Services revenue decreased 3.9% from $5.8 million for the three months ended June 30, 1995 to $5.6 million for the three months ended June 30, 1996. The decrease resulted from the sale of four of the Company's teleports. The decrease was partially offset by an increase in maritime services revenue from MTN and MCN, which the Company acquired in March 1996. Satellite Services revenue increased $1.3 million from the second quarter of fiscal 1996 as a result of the purchase of MCN in March 1996, and increased maritime minutes of use from cruise ships. Satellite Services revenue for the three months ended June 30, 1995, on a pro forma basis to reflect the recent sale of the teleports, was $3.5 million.

     Cost of services. Total cost of services for the three months ended June 30, 1996 increased $10.9 million, or 54.1%, from the three months ended June 30, 1995. Telecom cost of services increased from $6.3 million, or 70.9%, of Telecom Services revenue for the three months ended June 30, 1995, to $18.2 million, or 74.6%, of Telecom Services revenue for the three months ended June 30, 1996. Telecom cost of services consists of payments to LECs for the use of network facilities to support off-net and switched services, right of way fees and other costs. The increase in absolute dollars is attributable to the increase in switched services and the expansion in off-net special access service offerings. The increase in the cost of services as a percentage of total revenue is due primarily to the increase in revenue from switched services, which currently generate lower margins than special access revenue. The Company expects that its Telecom Services ratio of cost of services to revenue will continue to increase until the Company carries more traffic on its own facilities, provides a sufficient volume of higher margin enhanced services, including local dial tone, and obtains the right to use unbundled LEC facilities on satisfactory terms, any or all of which may not occur. Network cost of services decreased 2.1% to $10.6 million, and also decreased as a percentage of Network Services revenue from 76.8% for the three months ended June 30, 1995, to 72.0% for the three months ended June 30, 1996, due to an improved job bidding process and a more selective job acceptance process, whereby more acceptable gross margins were obtained. Network cost of services includes the cost of equipment sold, direct hourly labor and other direct project costs. Satellite cost of services decreased to $2.4 million for the three months ended June 30, 1996, from $3.2 million for the three months ended June 30, 1995. Satellite cost of services as a percentage of revenue also declined from 54.3% at June 30, 1995, to 43.2% at June 30, 1996. The decrease both in absolute dollars and as a percentage of revenue is attributable to the sale of four of the Company's teleports, partially offset by the increase in maritime services revenue at MTN. Satellite cost of services consists of MTN transponder costs, VSAT network costs and costs of VSAT equipment sold and, for the three months ended June 30, 1995, also includes other satellite transponder lease costs. Revenue from teleport operations historically have yielded lower gross margins than revenue from the cruise ship and U.S. Navy telephone services business of MTN. Gross margins for Satellite Services has and should continue to improve as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship and U.S. Navy services business and lack of a new technology which could potentially render the Company's satellite facilities obsolete.

     Selling, general and administrative ("SG&A") expense. SG&A expense for the three months ended June 30, 1996, increased $8.0 million, or 48.0%, compared to the three months ended June 30, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's engineering, operations, management information systems, marketing and sales staff dedicated to the expansion of the networks, implementation of the Company's switched services strategy and development of local dial tone. A portion of the increase was also attributable to approximately $1.4 million of legal, accounting, and SEC filing fees incurred in the reorganization of the Company as a new publicly traded
U.S. corporation, ICG Communications, Inc. and approximately $0.4 million of consulting fees relating to various process improvement initiatives. SG&A expense as a percentage of total revenue declined to 55.3% for the three months ended June 30, 1996, from 58.1% for the comparable period in 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. The Company expects SG&A expense for Telecom Services to increase over the near term as a result of hiring new staff to facilitate the marketing and development of local dial tone services. SG&A expense for Network Services increased due to increased engineering, marketing and sales staff to support increased growth in network systems builds.

     Depreciation and amortization. Depreciation and amortization increased $4.5 million, or 97.0%, for the three months ended June 30, 1996, compared to the three months ended June 30, 1995. Depreciation of fixed assets increased by approximately $2.3 million as a result of the shortening of estimated depreciable lives discussed in "--Accounting Matters" and also increased as a result of the increased investment in depreciable fixed assets as a result of the continued expansion of competitive access networks. The increase in depreciation expense was offset slightly by the decrease in depreciable assets resulting from the sale of four of the Company's teleports. The Company reports high levels of depreciation relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight line method despite the low rate of capacity utilization in the early stages of network operation.

     Interest expense. Interest expense increased by $28.5 million from $4.4 million for the three months ended June 30, 1995, to $32.9 million for the three months ended June 30, 1996, which included $20.2 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 13 1/2% Notes issued in the fourth quarter of fiscal 1995 and the 12 1/2% Notes issued in April 1996, and an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment. Also included in interest expense is a charge of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the 13 1/2% Notes Indenture in order to permit the Private Placement.

      Interest income. Interest income increased by $5.5 million from $0.5 million for the three months ended June 30, 1995, to $6.0 million for the three months ended June 30, 1996. The increase is attributable to the increase in cash from the proceeds of the issuance of 13 1/2% Notes in August 1995 and 12 1/2% Notes and the Preferred Stock in April 1996.

      Share of losses of joint venture. Share of losses of joint venture increased $0.3 million, or 129.1%, from the three months ended June 30, 1995, to $0.4 million for the three months ended June 30, 1996. This increase is due to increased losses of the Phoenix network joint venture in which the Company holds a 50% equity interest. The losses of the joint venture increased due to continued expansion and implementation of switched services at low margins.

      Other, net. Other, net decreased $1.2 million for the three months ended June 30, 1996 from net income of $0.7 million for the three months ended June 30, 1995 to net expense of $0.5 million for the three months ended June 30, 1996. The majority of the change is due to the reclassification of a litigation accrual totaling $0.5 million to SG&A expense during the three months ended
June 30, 1995, and a $0.3 million write-off of an investment during the three months ended June 30, 1996.

      Minority interest in share of losses (earnings), accretion and preferred dividends. Minority interest in share of losses (earnings), accretion and preferred dividends increased $16.4 million, from an expense of $0.2 million for the three months ended June 30, 1995, to an expense of approximately $16.6 million for the three months ended June 30, 1996. The majority of the increase is due to a charge of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at
April 30, 1996.   Also included is the accretion of warrants and issue costs associated with the issuance of the Redeemable Preferred Stock in August 1995 ($0.5 million), accrual of the Redeemable Preferred Stock dividend ($0.3 million), and the dividend accrual on the Preferred Stock issued in April 1996 ($3.6 million).

      Income tax benefit. There was no income tax expense or benefit recorded for the three months ended June 30, 1996 compared to a $0.1 million income tax benefit for the three months ended June 30, 1995. The income tax benefit in 1995 was due to a tax refund received by FOTI.

NINE MONTHS ENDED JUNE 30, 1996, COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

The following information reflects the results of operations for the nine months ended June 30,1996, compared to the pro forma results of operations for the nine months ended June 30, 1995, assuming the change in accounting for long-term telecom services contracts described in "--Accounting Matters--Accounting Changes" had been applied retroactively.

      Revenue. Revenue for the nine months ended June 30, 1996 increased $37.4 million, or 47.5%, from the nine months ended June 30, 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services operations. Telecom Services revenue increased 164.0% to $55.5 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average access rates. The number of operational switches increased from 12 as of June 30, 1995, to 13 as of June 30, 1996. Switched services revenue increased from $3.5 million (16.7% of Telecom Services revenue) for the nine months ended June 30, 1995, to $29.7 million (53.5% of Telecom Services revenue) for the nine months ended June 30, 1996. Network usage as reflected in VGEs increased 33.8% from 389,928 VGEs on June 30, 1995 to 521,890 VGEs on June 30, 1996. On June 30, 1995, the Company had 273 on-net buildings connected to its networks compared to 384 on-net buildings connected on June 30, 1996. Network Services revenue increased 3.5% to $44.4 million primarily due to additional projects from existing customers and increased business networking requirements. Satellite Services revenue increased 9.1% to $16.1 million for the nine months ended June 30, 1996. The increase resulted principally from the acquisition of MTN in January 1995, the increased volume of uplink hours for the three months ended December 31, 1995 and the acquisition of MCN in March 1996, offset by the decrease resulting from the sale of four of the Company's teleports. Satellite Services revenue increased $1.3 million from the second quarter of fiscal 1996 to the third quarter of fiscal 1996 as a result of the purchase of MCN in March 1996, and increased maritime minutes of use from cruise ships.

      Cost of services. Total cost of services for the nine months ended June 30, 1996, increased $27.5 million, or 51.5%, from the nine months ended June 30, 1995. Telecom cost of services increased from $12.0 million, or 57.0%, of Telecom Services revenue for the nine months ended June 30, 1995, to $39.8 million, or 71.7%, of Telecom Services revenue for the nine months ended June 30, 1996. Telecom cost of services consists of payments to LECs for the use of network facilities to support off-net and switched services, right of way fees and other costs. The increase in absolute dollars is attributable to the increase in switched services and the expansion in off-net special access service offerings. The increase in the cost of services as a percentage of total revenue is due primarily to the increase in switched services revenues, which currently generate lower margins than special access services. The Company expects that the Telecom Services ratio of cost of services to revenue will continue to increase until the Company carries more traffic on its facilities, provides a sufficient volume of higher margin enhanced services, including local dial tone, and obtains the right to use unbundled LEC facilities on satisfactory terms, any or all of which may not occur. Network cost of services decreased 1.1% to $33.6 million and also decreased as a percentage of Network Services revenue from 79.3% for the nine months ended June 30, 1995, to 75.8% for the nine months ended June 30, 1996, due to an improved job bidding process and a more selective job acceptance process, whereby improved gross margins have been obtained. Network cost of services includes the cost of equipment sold, direct hourly labor and other direct project costs. Satellite cost of services increased to $7.6 million for the nine months ended June 30, 1996, from $7.5 million for the nine months ended June 30, 1995. Satellite cost of services as a percentage of revenue decreased to 47.0% at June 30, 1996, compared to 50.8% at June 30, 1995, due to the sale of four of the Company's teleports which had yielded lower gross margins than revenue from the cruise ship and U.S. Navy telephone services business of MTN. The increase in absolute dollars was attributable to an increased volume of Satellite Services business primarily due to the increase in maritime services revenue. Satellite cost of services consists of satellite transponder lease costs (for the prior period and for the three months ended December 31, 1995), MTN transponder costs, VSAT network costs and costs of VSAT equipment sold. Gross margins for Satellite Services should continue to improve as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship and U.S. Navy telephone services business and lack of a new technology which potentially could render the Company's leased satellite facilities obsolete.

      Selling, general and administrative expense. SG&A expense for the nine months ended June 30, 1996, increased $20.8 million, or 47.0%, compared to the nine months ended June 30, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's engineering, operations, management information systems, marketing and sales staff dedicated to the expansion of the networks, implementation of the Company's switched services strategy and development of local dial tone. A portion of the increase was also attributable to approximately $1.6 million of legal, accounting, and SEC filing fees incurred in the reorganization of the Company as a new publicly traded U.S. corporation, ICG Communications, Inc. and approximately $.5 million of consulting fees relating to various process improvement initiatives. SG&A expense as a percentage of total revenue remained relatively constant at 56.0% for the nine months ended June 30, 1996, compared to 56.2% for the comparable period in 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. SG&A expense for Network Services increased due to increased engineering, marketing and sales staff to support increased growth in network systems builds. Satellite Services SG&A expense increased primarily due to the acquisition and continued growth of MTN.

      Depreciation and amortization. Depreciation and amortization increased $9.7 million, or 83.0%, for the nine months ended June 30, 1996, compared to the nine months ended June 30, 1995. Depreciation of fixed assets increased by $4.6 million as a result of the shortening of estimated depreciable lives discussed in "--Accounting Matters", and also increased as a result of the increase in depreciable fixed assets as a result of the continued expansion of competitive access networks. The increase in depreciation expense was offset slightly by the decrease in depreciable assets resulting from the sale of four of the Company's teleports. The Company reports high levels of depreciation relative to revenues during the early years of operation of a new network because the full cost of a network is depreciated using the straight line method despite the low rate of capacity utilization in the early stages of network operation.

      Interest expense. Interest expense increased by $51.8 million, from $10.6 million for the nine months ended June 30, 1995, to $62.4 million for the nine months ended June 30, 1996, which included $44.8 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 13 1/2% Notes issued in the fourth quarter of fiscal 1995 and the 12 1/2% Notes issued in April 1996, and an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment and the expansion of the Company's competitive access networks. Also included in interest expense is a charge of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the 13 1/2% Notes Indenture in order to permit the Private Placement in April 1996.

      Interest income. Interest income increased $10.6 million, from $1.8 million for the nine months ended June 30, 1995, to $12.4 million for the nine months ended June 30, 1996. The increase is attributable to the increase in cash from the proceeds of the issuance of 13 1/2% Notes in August 1995 and the 12 1/2% Notes in April 1996.

      Share of losses of joint venture. Share of losses of joint venture increased $0.7 million, or 128.1% from the nine months ended June 30, 1995, to $1.3 million for the nine months ended June 30, 1996. This increase is due to increased losses of the Phoenix network joint venture in which the Company holds a 50% equity interest. The losses of the joint venture increased due to continued expansion and implementation of switched services.



      Other, net. Other, net decreased $2.8 million from net expense of $0.2 million for the nine months ended June 30,

1995, to net expense of $3.0 million for the nine months ended June 30, 1996. The majority of the increase is due to a $0.9 million loss on the sale of four of the Company's teleports and certain other Satellite Services assets, a $0.5 million write-off of certain other assets and a $0.3 million dollar write-off of an investment.

      Minority interest in share of losses (earnings), accretion and preferred dividends. Minority interest in share of losses (earnings), accretion and preferred dividends increased $21.0 million from income of $0.3 million for the nine months ended June 30, 1995, to an expense of approximately $20.7 million for the nine months ended June 30, 1996. The majority of the increase is due to a charge of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, the accretion of warrants and issue costs associated with the issuance of the Redeemable Preferred Stock ($3.3 million), accrual of the Redeemable Preferred Stock dividend ($2.1 million) and the dividend accrual on the Preferred Stock issued in April 1996 ($3.6 million).

      Income tax benefit. Income tax benefit for the nine months ended June 30, 1996, was $4.5 million compared to a $0.1 income tax expense for the nine months ended June 30, 1995. The income tax benefit is due to an adjustment to the Company's deferred tax liability as a result of the change in estimated depreciable lives of property and equipment.

      Cumulative effect of change in accounting for revenue from long-term telecom services contracts. The increase in cumulative effect of change in accounting for revenue from long-term telecom services contracts is due to the change in accounting as described in "--Accounting Matters--Accounting Changes."

      Preferred stock dividend. The $1.0 million preferred stock dividend for the nine months ended June 30, 1996, represents the excess redemption price over the stated value of Convertible Series B Preferred Stock (the "Series B Preferred Stock"). There was no Series B Preferred Stock outstanding during the nine months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operations have required significant capital expenditures for development, construction, expansion and acquisitions. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow.

Cash Used By Operating Activities

      The Company's operating activities used $2.8 million, $10.2 million and $56.2 million in fiscal 1993, 1994 and 1995, respectively, and $17.9 million and $46.3 million for the nine months ended June 30, 1995 and 1996, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and deferred interest expense, and changes in working capital items.

      The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund future expansion of existing networks or the construction and acquisition of new networks in the near term.

Cash Used By Investing Activities

      Cash used by investing activities was $13.4 million, $51.5 million and $71.3 million in fiscal 1993, 1994 and 1995, respectively, and $53.8 million and $85.3 million (net of $21.6 million received in connection with the sale of certain Satellite Services equipment, including four teleports) for the nine months ended June 30, 1995 and 1996, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $12.2 million, $43.2 million and $49.8 million for fiscal years 1993, 1994 and 1995, respectively, and $33.5 million and $82.6 million for the nine months ended June 30, 1995 and 1996, respectively. The Company will continue to use cash for the remainder of fiscal 1996 for the construction of new networks, the expansion of existing networks and to fund net operating losses. The Company acquired assets under capital leases and through the issuance of debt or warrants of $8.4 million, $11.7 million and $38.7 million in fiscal years 1993, 1994 and 1995, respectively, and $33.7 million and $49.6 million for the nine months ended June 30, 1995 and 1996, respectively. The majority of assets acquired under capital leases and through the issuance of debt during the nine months ended June 30, 1995, was for the purchase and installation of 12 of the Company's 13 high capacity digital switches. Assets acquired during the nine months ended June 30, 1996, under capital leases primarily consisted of the fiber optic networks included in the SCE agreement.

      In January 1994, the Company committed to provide $10.0 million in financing to its Telecom joint venture in Phoenix, of which $6.9 million and $9.2 million had been provided through September 30, 1995, and June 30, 1996, respectively. The acquisition in January 1995 of a 64% interest in MTN, $4.4 million convertible promissory notes of MTN and consulting and non-compete agreements valued at an aggregate of $250,000, required cash payments of $9.0 million, the surrender and cancellation of a $0.6 million note and the issuance of approximately $5.1 million in ICG common shares and funding of $2.7 million in MTN working capital requirements. The Company also has agreed that if MTN has not completed an initial public offering of its common stock by January 3, 1998, the Company will, at the option of the minority shareholders, buy the minority shares of MTN at the then fair market value.

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

      In March 1996, the Company sold four teleports and related assets for approximately $21.5 million in cash.

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

      On January 3, 1996, the Company acquired the remaining 49% minority interest in FOTI, resulting in FOTI becoming a wholly owned subsidiary. Consideration for the acquisition was $2.0 million in cash and 66,236 ICG common shares valued at $0.8 million for total consideration of $2.8 million.

      In February 1996, the Company invested $4.0 million and in April 1996 invested $6.0 million to acquire a 60% interest in, and become the general partner of, ICG Telecom of San Diego.

      In February 1996, the Company entered into a long-term agreement with WorldCom under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. An aggregate of approximately $2.6 million has been paid by the Company through June 30, 1996.

      In the second quarter of 1996, the Company and SCE entered into an agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California. An aggregate of approximately $3.6 million has been paid by the Company through June 30, 1996.

      In March 1996, the Company entered into a long-term agreement with Southern and Alabama Power for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham for which the Company paid Southern $3.0 million dollars.

Cash Provided (Used) By Financing Activities

      Financing activities provided $30.4 million, $52.1 million and $390.9 million in fiscal 1993, 1994 and 1995, respectively, and $77.1 million and $376.3 million for the nine months ended June 30, 1995, and 1996, respectively. The significant change in cash provided in the nine months ended June 30, 1995, to cash provided in the nine months ended June 30, 1996, is due to the completion of the Private Placement in April 1996. The funds to finance the Company's past business acquisitions, capital expenditures, working capital requirements and operating losses were from public and private offerings of ICG's common shares, units (the "Units") consisting of 13 1/2% Senior
Discount Notes due 2005 (the "13 1/2% Notes") and warrants (the "Unit Warrants") to purchase ICG's common shares (the "Unit Offering"), 12% Redeemable Preferred Stock of Holdings (the "Redeemable Preferred Stock"), 8% Convertible Subordinated Notes and 7% Convertible Subordinated Notes (together the "Convertible Subordinated Notes"), Convertible Preferred Shares of ICG, capital lease financings and various working capital sources, including credit facilities. The Company's funds have been obtained from the following sources:

      (i) On April 30, 1996, Holdings completed the Private Placement of the 12 1/2% Notes and 150,000 shares of the Preferred Stock for aggregate net proceeds of approximately $433.0 million. The net proceeds of the Private Placement, along with the balance of the net proceeds of the Unit Offering, will improve the Company's operating and financial flexibility over the near term. The Company believes its liquidity improved because (a) the 12 1/2% Notes do not require the payment of cash interest until 2001 and (b) Holdings has the option to pay dividends on the Preferred Stock in additional shares of Preferred

Stock through May 1, 2001 and the Preferred Stock is not mandatorily redeemable until 2007. Approximately $35.3 million of the proceeds from the Private Placement were used to redeem the Redeemable Preferred Stock issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.6 million) and to repurchase 916,666 warrants of ICG ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge of approximately $11.5 million for the payment with respect to consents to amendments to the 13 1/2% Notes Indenture to permit the Private Placement. On July 8, 1996, the Company made an offer to exchange the 12
1/2% Notes and the Preferred Stock for 12 1/2% Notes and Preferred Stock registered under the Securities Act of 1933.

          (a) The 12 1/2% Notes: The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and ICG Communications, Inc.) that mature on May 1, 2006. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and November 1, commencing November 1, 2001.

          (b) Preferred Stock: Dividends on the Preferred Stock are cumulative at a rate of 14 1/4% per annum and are payable quarterly each February 1, May 1, August 1 and November 1, commencing August 1, 1996. The Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable in 2007. The Preferred Stock is exchangeable, at the option of Holdings, into 14 1/4% senior subordinated exchange debentures of ICG due 2007, at any time after the exchange is permitted under certain indenture restrictions.

    (ii) In the fourth quarter of fiscal 1995, the Company completed the Unit Offering consisting of the 13 1/2% Notes and the Unit Warrants, and sold the Redeemable Preferred Stock of Holdings and the Redeemable Warrants (as defined below) to improve its operating and financial flexibility over the near term. The Company believes its liquidity improved because the 13 1/2% Notes do not require the payment of cash interest until 2001 and do not require payment of principal until maturity in 2005. The foregoing consisted of:

          (a) Unit Offering: In August 1995, the Company and Holdings issued and sold Units comprised of the 13 1/2% Notes and the Unit Warrants for net proceeds of approximately $286.4 million. The 13 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and ICG Comunications, Inc.) that mature on September 15, 2005. Interest is payable each March 15 and September 15 commencing March 15, 2001. Holdings completed an offer to exchange the 13 1/2% Notes for 13 1/2% Notes registered under the Securities Act of 1933, in January 1996.

          (b) Preferred Stock Placement: Simultaneously with the closing of the Unit Offering, Holdings issued the Redeemable Preferred Stock to Princes Gate Investors, L.P., an affiliate of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), and related investors (collectively, "PGI"), together with 916,666 redeemable warrants (the "Redeemable Warrants") and warrants to purchase 2,353,334 common shares of ICG (the"PGI Warrants") (the "Preferred Stock Placement"). The Redeemable Preferred Stock accrued dividends quarterly at an annual rate of 12% per annum. On April 30, 1996, the Redeemable Preferred Stock and the Redeemable Warrants were redeemed with a portion of the proceeds from the Private Placement offering described above. In June 1996, 1,333,334 PGI warrants were exercised through a cashless exercise in which 909,190 shares of ICG were issued.

   (iii) As an interim financing arrangement, in July 1995, ICG, Holdings and certain subsidiaries of Holdings entered into a Note Purchase Agreement with Morgan Stanley Group Inc. ("Morgan Stanley Group") and PGI for up to $35.0 million of Senior Secured Notes and issued warrants to Morgan Stanley Group to purchase 800,000 common shares of ICG and warrants to PGI to purchase 600,000 common shares of ICG. Proceeds from the Unit Offering and the Preferred Stock Placement were used to repay principal and interest (approximately $6.0 million) on all Senior Secured Notes purchased by Morgan Stanley Group. In connection with such repayment, warrants to purchase 280,000 ICG common shares issued to Morgan Stanley Group were returned to the Company and canceled. In June 1996, 520,000 warrants were exercised through a cashless exercise in which 362,461 common shares of ICG were issued.

    (iv) Public Offering of ICG's Common Shares: On October 24, 1994, ICG and an unaffiliated shareholder completed the sale of 6,900,000 common shares of ICG at a price of $14.00 per share in a public offering, of which 5,716,853 common shares of ICG were sold by ICG for net proceeds of approximately $74.3 million. The Company used $6.9 million of such proceeds to repay a note issued in April 1994 in connection with its purchase of the telecom network assets of Mtel Digital Services, Inc. in Los Angeles.

     (v) Convertible Subordinated Long-Term Debt Financing: The Company issued and sold $18.0 million principal amount of 8% Convertible Subordinated Notes (the "8% Notes") in September 1993. As of June 30, 1996, $15.9 million of the 8% Notes and $2.8 million of the interest on such notes had been converted to 1,205,122 common shares of ICG. Subsequent to June 30, 1996, the remaining $2.1 million of the 8% Notes and $0.4 million of the interest on such notes were converted to 162,307 common shares of ICG. An additional $47.8 million principal amount of 7% Convertible Subordinated Notes (the "7% Notes") were issued and sold in October 1993. Interest on these notes is payable in cash or in kind, at the option of the Company. The Company has paid the first five installments of interest by issuing additional interest notes (the "Interest Notes"). The Company has notified the holders of the 7% Notes of its intent to redeem the 7% Notes, together with accrued interest. The holders have until August 26, 1996, to convert the 7% Notes to common shares prior to the Company redeeming the 7% Notes.

      (vi) Private Equity Financing: The Company raised $13.2 million in 1993 through private placements of ICG's common shares. In settlement of certain short-term obligations to vendors, ICG issued $0.3 million in common shares of ICG in 1993. In February 1994, William W. Becker, a Director of the Company, purchased 600,000 common shares of ICG for $3.8 million pursuant to an outstanding warrant obtained in February 1992. In May and June 1995, the Company raised $4.0 million in a private placement of 595,000 common shares of ICG and $16.0 million ($15.2 million net proceeds) in private placements of Convertible Preferred Shares. A portion of the proceeds from the Unit Offering and the Preferred Stock Placement has been used to repurchase $10.0 million of the Convertible Preferred Shares and the remaining $6.0 million of the Convertible Preferred Shares have been converted to 783,657 common shares of ICG.

     (vii) Lease Financing: The Company used lease financing of $24.5 million for the acquisition of 12 digital switches. A capital lease agreement with AT&T Capital Corporation provides $18.2 million for the acquisition of 9 digital switches from Lucent Technologies, Inc. (formerly AT&T Network Systems). After six and one-half years, the Company may purchase these switches for 30% of the original price. At June 30, 1996, the interest rate on the leases was approximately 7.6%. Additional capital lease obligations (including a lease obligation for three other switches) totaled $6.3 million, bearing interest at rates ranging from 11.8% to 13.0% as of June 30, 1996.

               In the second quarter of 1996, the Company entered into a 25-year agreement with SCE under which the Company will license 1,258 miles of fiber optic cable in Southern California. The agreement also allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. Under the terms of the agreement the Company will pay SCE an annual fee for ten years, certain fixed quarterly payments, including a quarterly payment equal to a percentage of network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement (consisting of the annual fee and fixed quarterly payments) totaled approximately $142.8 million at June 30, 1996.

    (viii) Working Capital Sources: FOTI and its subsidiaries had a $4.0 million working capital line of credit (the "FOTI Line of Credit") with Norwest Business Credit, Inc., which was guaranteed by the Company. The FOTI Line of Credit bore interest at the prime rate plus 5.0% per annum, which was 13.75% at September 30, 1995, and was due on demand. At September 30, 1995, the outstanding borrowings under the FOTI Line of Credit totaled approximately $3.7 million. In December 1995, the Company refinanced the FOTI Line of Credit as part of a short-term facility with Norwest Bank Colorado, N.A. ("Norwest") (see
(ix) below). The Company also has a $4.5 million working capital line of credit, of which $0.8 million was outstanding as of June 30, 1996, with a supplier that provides goods and services that are used on network system integration installations.

      (ix) Short-Term Credit Facility: In December 1995, the Company obtained a short-term credit facility with Norwest to refinance certain of the Company's debt. The credit facility provided for $17.5 million in short-term financing with interest at 2.5% above the Money Market Account yield (3.3% at December 31, 1995, for a rate of 5.8%). The Company paid off this debt and accrued interest in March 1996.

Capital Expenditures

         The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures were $20.7 million, $54.9 million and $88.5 million in fiscal 1993, 1994 and 1995, respectively, and $67.1 million and $132.2 million (including assets acquired under capital leases and through the issuance of debt) for the nine months ended June 30, 1995 and 1996, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of up to $165.0 million for fiscal 1996, $300.0 million for fiscal 1997 and continued significant capital expenditures thereafter. Actual capital expenditures will depend on numerous factors beyond the Company's control or ability to predict. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of capital.

General

         In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's funds on hand, the funds from the Private Placement, the funds remaining from the Unit Offering and amounts expected to be available through vendor financing arrangements will provide the funds necessary for the Company to expand its telecom services business as currently planned and to fund its operating deficits for approximately 20 months. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capital leases and other financing arrangements. The Company may require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

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

      As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995 and has presented the pro forma effects on prior periods assuming the change had been applied retroactively. The Company's results for the nine months ended June 30, 1996 reflect a charge of $3.5 million ($0.13 per common share) relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting for the nine months ended June 30, 1996, was not significant and the effect of the change is not expected to be significant for the year ended September 30, 1996. If the new revenue recognition method had been applied retroactively, Telecom Services revenue would have decreased by $2.0 million, $0.5 million, and $0.7 million for fiscal 1993, 1994, and 1995, respectively, and $0.9 million for the nine months ended June 30, 1995.

      In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives were on a prospective basis beginning January 1, 1996. The effect of this change in estimate was to increase depreciation expense and net loss attributable to common shareholders for the nine months ended June 30, 1996, by approximately $4.6 million ($1.78 per common share). This change in estimate is expected to increase depreciation expense during fiscal year 1996 by approximately $7.0 million. The change would have had an estimated annual effect of approximately $9.0 million had the change been in effect for the entire year. The Company's deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $4.5 million.



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

PART II
- -------

OTHER INFORMATION
- -----------------

Item 1. Legal Proceedings. See Note 9 (b) in Notes to the Consolidated Financial Statements for the nine months ended June 30, 1996.

Item 2.  Changes in Securities.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

 (a)     Exhibits.  None

 (b)     Reports on Form 8-K

         (i) A report on Form 8-K dated March 27, 1996, was filed on April 17, 1996, relating to various press releases the Company had issued prior to the Private Placement (an Item 5 event).

         (ii) A report on Form 8-K dated April 29, 1996, was filed on April 29, 1996, relating to the change in the Company's fiscal year end (an Item 8 event).

         (iii) A report on Form 8-K dated June 5, 1996, was filed on June 6, 1996, relating to the FOTI debarment settlement (an Item 5 event).

         (iv) A report on Form 8-K dated August 2, 1996, was filed on August 6, 1996, relating to the Company's name change and reorganization as a U.S. corporation (Item 1 and 5 events).

                                  SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ICG HOLDINGS (CANADA), INC.



      Date: August 7, 1996       By:\S\ James D. Grenfell
                                    -------------------------------------------
                                     James D. Grenfell, Chief Financial Officer



      Date: August 7, 1996       By:\S\ Richard Bambach
                                     ------------------------------------------
                                     Richard Bambach, Corporate Controller