Form 10-K
period 1996-09-30
INTELCOM GROUP INC
filed 1996-12-20
CIK 786343

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K


       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1996
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        (Commission File Number 1-11965)
                            ICG COMMUNICATIONS, INC.
                        (Commission File Number 1-11052)
                          ICG HOLDINGS (CANADA), INC.
                        (Commission File Number 33-96540)
                               ICG HOLDINGS, INC.
           (Exact name of Registrants as Specified in their Charters)

---------------------------------------------------------------------
Delaware                           84-1342022
Canada                             Not Applicable
Colorado                           84-1158866
(State or other jurisdiction of    (I.R.S. employer identification
incorporation)                     number)
---------------------------------------------------------------------
9605 East Maroon Circle            Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street     c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3              9605 East Maroon Circle
                                   P.O. Box 6742
                                   Englewood, Colorado 80155-6742

9605 East Maroon Circle            Not applicable
Englewood, Colorado 80112
(Address of principal executive    (Address of U.S. agent for
offices)                           service)
---------------------------------------------------------------------
Registrants' telephone numbers, including area codes:
(303)572-5960; (800) 650-5960; and (303) 572-5960

Securities registered pursuant to Section 12(b) of the Act:
---------------------------------------------------------------------
       Title of Each Class          Name of Exchange on Which
                                    Registered
---------------------------------------------------------------------
Common Stock, $.01 par value        American Stock Exchange
(30,953,330  shares outstanding
on December 10, 1996)
Class A Common Shares, no par       Vancouver Stock Exchange
value
(31,795,270 shares outstanding on
December 10, 1996)
Not Applicable                      Not Applicable
---------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
---------------------------------------------------------------------
                        Title of Each Class
---------------------------------------------------------------------
                           Not Applicable
                           Not Applicable
                           Not Applicable
---------------------------------------------------------------------

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On December 10, 1996, the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the $19.88 American Stock Exchange closing price on December 10, 1996) was approximately $615,352,200.

On December 10, 1996, the aggregate market value of ICG Holdings (Canada), Inc. Class A Common Shares held by non-affiliates (using the US$21.32 Vancouver Stock Exchange closing price on November 6, 1996, the last day on which a sale was reported) was approximately $17,713,296.

ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of Common Stock of ICG Holdings, Inc.

                         TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5
    ITEM 1. BUSINESS  . . . . . . . . . . . . . . . . . . . . . .      5
         Overview  . . . . . . . . . . . . . . . . . . . . . . . .     5
         Telecom Services  . . . . . . . . . . . . . . . . . . . .     6
             Strategy . . . . . . . . . . . . . . . . . . . . . .      6
             Telecom Services Networks  . . . . . . . . . . . . .      7
             Recent Agreements . . . . . . . . . . . . . . . . . .     8
             Services . . . . . . . . . . . . . . . . . . . . . .     12
             Industry . . . . . . . . . . . . . . . . . . . . . .     13
         Network Services . . . . . . . . . . . . . . . . . . . .     14
         Satellite Services  . . . . . . . . . . . . . . . . . . .    15
         Customers and Marketing  . . . . . . . . . . . . . . . .     16
         Competition . . . . . . . . . . . . . . . . . . . . . . .    17
         Regulation  . . . . . . . . . . . . . . . . . . . . . . .    19
         Employees . . . . . . . . . . . . . . . . . . . . . . . .    25
    ITEM 2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . .    25
    ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS  . . . . . . . .     25
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .     25
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27
    ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . .     27
    ITEM 6. SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . .    29
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .     31
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . .     50
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES . . . . . . . . .    50
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    51
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . .     51
         Executive Officers of ICG . . . . . . . . . . . . . . . .    52
         Directors of ICG  . . . . . . . . . . . . . . . . . . . .    53
         Directors and Executive Officers of Holdings-Canada and
         Holdings . . . . . . . . . . . . . . . . . . . . . . . .     54
    ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .     56
         Director Compensation  . . . . . . . . . . . . . . . . .     56
         Compensation Committee Interlocks and Insider                56
         Participation . . . . . . . . . . . . . . . . . . . . . .    56
         Executive Compensation . . . . . . . . . . . . . . . . .     56
             Summary Compensation Table . . . . . . . . . . . . .     56
             Aggregated Option Exercises in Last Fiscal Year End
             Option Values . . . . . . . . . . . . . . . . . . . .    58
             Option/SAR Grants in Last Fiscal Year  . . . . . . .     58
             Executive Employment Contracts  . . . . . . . . . . .    58
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT . . . . . . . . . . . . . . . . . . . .   60
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . .   63
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     64

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS
             ON FORM 8-K . . . . . . . . . . . . . . . . . . . . .    64
         Financial Statements . . . . . . . . . . . . . . . . . .     64
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . .    71
         Exhibits  . . . . . . . . . . . . . . . . . . . . . . . .    71
         Financial Statement Schedule  . . . . . . . . . . . . . .    71
FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . .   F-1
FINANCIAL STATEMENT SCHEDULE . . . . . . . . . . . . . . . . . . .   S-1

                                     PART I


       Unless the context otherwise requires, the term "Company" or "ICG" means the combined business operations of ICG Communications, Inc. ("ICG") and its subsidiaries, including ICG Holdings (Canada), Inc. ("Holdings-Canada") and ICG Holdings, Inc. ("Holdings"); the terms "fiscal" and "fiscal year" refer to ICG's fiscal year ending September 30; and all dollar amounts are in U.S. dollars. The Company has elected to change its fiscal year end to December 31 from September 30, effective for the 1997 fiscal year. All statistical information reported in this Annual Report is as of September 30, 1996, unless otherwise noted. Industry figures were obtained from reports published by the Federal Communications Commission ("FCC"), the U.S. Department of Commerce, Connecticut Research (an industry research organization) and other industry sources, which the Company has not independently verified.


ITEM 1. BUSINESS

Overview

      The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1995 revenue. Competitive local exchange carriers ("CLECs"), formerly known as CAPs (competitive access providers), seek to provide an alternative to the incumbent local exchange carriers ("ILECs") for a full range of telecommunications services in the newly opened regulatory environment. As a CLEC, the Company operates networks and has acquired fiber optic facilities in three regional clusters covering major metropolitan statistical areas in California, Colorado, and the Ohio Valley, with an aggregate population of approximately 33.6 million, and in three markets in the Southeast region, with an aggregate population of approximately 2.9 million. The Company also provides a wide range of network systems integration services and maritime and international satellite transmission services. As a leading participant in a rapidly growing industry, the Company has experienced significant growth, with total revenues increasing from $29.5 million for fiscal 1993 to $169.1 million for fiscal 1996.

      In August 1996, IntelCom Group Inc. ("IntelCom"), a Canadian federal corporation, received final approval for its reincorporation into the United States, pursuant to which its shareholders exchanged approximately 98 percent of their common shares on a one-for-one basis for shares of Common Stock of ICG, a Delaware corporation. IntelCom then changed its name to ICG Holdings (Canada), Inc., and its wholly owned subsidiary, IntelCom Group (U.S.A.), Inc., a Colorado corporation, changed its name to ICG Holdings, Inc. Shareholders who elected to continue to hold common shares of Holdings-Canada ("Class A Common Shares") are entitled to exchange such shares at any time into ICG Common Stock. The reincorporation was designed to maintain the Company's results of operations, existing net operating losses and asset values of the Company without causing any material United States or Canadian federal income tax consequences to the Company.

      The federal Telecommunications Act of 1996 (the "Telecommunications Act") and several pro-competitive regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including local dial tone. The Company began offering these services in Orange County, California in September 1996, and intends to begin offering local dial tone services in additional markets in the near future. In order to take advantage of the switched services market, the Company installed 14 high capacity digital switches, two of which are being relocated, and is installing two additional digital switches, enabling the Company to offer these services in all of its markets. ICG will continue to integrate advanced switching capabilities in its networks and plans to install an additional 13 switches by the end of 1997. To facilitate the expansion of its switched services strategy, in September 1996 the Company entered into a seven year, $1.0 billion agreement with Lucent Technologies, Inc. ("Lucent") for a full range of switching systems, fiber, network electronics, software and services. See "Recent Agreements-Lucent Agreement."

Telecom Services

      The Company operates networks in the following markets within its three regional clusters: California (Sacramento, San Diego and the Los Angeles and San Francisco metropolitan areas); Colorado (Denver, Colorado Springs and Boulder); and the Ohio Valley (Akron, Cleveland, Columbus, Dayton and Louisville). The Company also operates networks in Birmingham, Charlotte and Nashville. In addition, the Company is developing networks in the Los Angeles metropolitan area through its agreement with Southern California Edison Company ("SCE"), which the Company entered into in March 1996, one additional city in the San Francisco metropolitan area, and in Cincinnati and Greensboro/Winston-Salem. The Company's operating networks have grown from approximately 168 fiber route miles at the end of fiscal 1993 to approximately 2,143 fiber route miles as of September 30, 1996. Telecom Services revenue has increased from $4.8 million for fiscal 1993 to $87.7 million for fiscal 1996.

      Strategy

      The Company's objective is to become the dominant alternative to the ILEC in the markets it serves. In furtherance of this objective, the Company has developed strategies to capitalize on its established customer base of long distance carriers and to develop its markets within regional clusters. Key elements of this strategy are:

      Aggressively Pursue Local and Statewide Telephone Service. The Company's focus is to provide a wide range of telephone services. With the passage of the Telecommunications Act, competitive opportunities for new entrants into the local telephone services market have increased. At the same time, previous restrictions on the ability of the Regional Bell Operating Companies ("RBOCs") and GTE Corporation ("GTE"), the largest ILECs, to provide long distance services have been eliminated, enabling the RBOCs and GTE to take advantage of new competitive opportunities and to provide a wider range of services, including long distance telephone service. It is likely that competition from ILECs in the long distance market will increase and as a result, the Company's long distance carrier customers are seeking ways to (i) increase their ability to provide local telephone services as a complement to existing long distance service offerings, and (ii) reduce their reliance on the ILEC networks. By offering an array of telecommunications products, including local telephone services and enhanced services, the Company will be providing a high quality, lower cost alternative to the ILEC. The Company initiated the provision of local telephone services in its Southern California markets in September 1996, and will expand the provision of these services to its other markets in the near future. As a result, the Company expects local telephone services to become its primary business.

      Market Services to Carriers and End-Users. The Company has historically marketed its services primarily to long distance carriers and resellers and its "first to market" advantage has enabled it to establish relationships with such carriers. As competition in the provision of local telephone services increases, these carriers are attempting to expand their service offerings by developing and delivering local telephone services and new enhanced products and services, which the Company is able to provide its carrier customers for resale by such carriers. This enables the Company to meet the expanding focus of its carrier customers. In addition, the Company is expanding its marketing efforts to include large end-user business customers. Management believes a targeted end-user focus can accelerate its penetration of the local services market and better leverage the Company's network investment.

      Concentrate Markets in Regional Clusters. The Company has concentrated its networks in regional clusters serving major metropolitan areas in California, Colorado and the Ohio Valley. The Company believes that by focusing on regional clusters it will be able to more effectively service its customers' needs and efficiently market, operate and control its networks. The Company also is evaluating the expansion of its existing clusters and the addition of new regional clusters in which it may seek to acquire and/or build facilities to provide local telephone services as well as access services.

      Expand Alliances with Utilities. The Company has established, and is actively pursuing, strategic alliances with utility companies to take advantage of their existing fiber optic infrastructures. This approach affords the Company the opportunity to license or lease fiber optic facilities on a long-term basis in a more timely, cost effective manner rather than constructing facilities. In addition, utilities possess conduit and other facilities that may ease the installation of fiber to extend the existing network in a given market. Finally, the Company may take advantage of the utilities' name recognition to market the Company's products and services to the utilities' customer base.

      Telecom Services Networks

      The Company's networks are composed of fiber optic cables, switching facilities, advanced electronics, transmission equipment and related wiring and equipment. The Company typically designs a ring architecture with a view toward making the network accessible to the largest concentration of telecommunication intensive businesses in a given market.

      The Company's networks are configured in redundant synchronous optical network ("SONET") rings that offer the advantage of uninterrupted service in the event of a fiber cut or equipment failure. Additionally, much of the electronics used by the Company in its networks have redundant components to limit outages and increase network reliability. The Company generally markets its services at prices below those charged by the ILEC. Management believes these factors combine to create a more reliable and cost effective alternative to copper-based networks which are still used, to some extent, by ILECs.

      The Company's networks are constructed to access long distance carriers as well as areas of significant end-user telecommunications traffic in a cost efficient manner. The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, the initial number of buildings targeted for connection to the network backbone and the general deployment of the network backbone. Construction is planned to allow revenue-generating operations to commence prior to the completion of the entire network backbone. When constructing and relying principally on its own facilities, the Company has experienced a period of 12 to 18 months from initial design of a network to revenue generation for such network. Based upon its experience (since the first quarter of fiscal 1993) with, and strategy of, using leased telephone company facilities to provide initial customer service, the Company has experienced revenue generation within nine months after commencing network design. After installing the initial network backbone, extensions to additional buildings and expansions to other regions of a metropolitan area are evaluated, based on detailed assessments of market potential. The Company is currently expanding all of its existing networks to reduce its reliance on the ILECs and evaluating development of new networks both inside and outside its existing regional clusters.

      The Company's network monitoring center in Denver operates and manages all of the Company's networks from one central location. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city, thereby reducing costs. The monitoring capabilities are supplemented through a contract with an AT&T Corp. ("AT&T") switch control center in Phoenix for surveillance of all of the Company's central office switches.

      Switched services involve the transmission of voice, video or data to long distance carrier-specified or end-user-specified termination sites (by manually or electronically dialing a telephone number). By contrast, the special access services provided by the Company and other CLECs involve a fixed communications link or "pipe," usually between a specific end-user and a specific long distance carrier's point of presence ("POP"). With a switch and interconnection to various carriers' networks, it is possible for the Company to direct a long distance carrier's traffic to any end-user regardless of whether the end-user is connected to the Company's owned or leased network, to the local telephone company or to other CLEC networks. In addition, a switch gives the Company the technological capability to provide the full range of local telephone services, including local dial tone. The Company began providing local telephone services to business customers in the Orange County, California area in September 1996. The Company anticipates extending such services over the next 12 months in other markets in the Los Angeles metropolitan area, San Diego, the San Francisco Bay area and Sacramento, as well as in the Company's other markets throughout the U.S. The Company has regulatory authority to provide local telephone services in California, Colorado, Ohio, Tennessee, Alabama and Texas, and is in the process of obtaining such authority in other jurisdictions. See "Regulation-State Regulation."


      Recent Agreements

      Cascade Agreement. In December 1996, the Company entered into an agreement with Cascade Communications, Inc. ("Cascade") for the purchase of data switching components that will enable the Company to provide Internet service providers and data customers with high-speed data connectivity options. The agreement
includes  the  purchase  of  high-speed   Frame  Relay   Multiservice
and ATM (asynchronous transfer mode) switching products from Cascade. In addition, the Company will utilize turnkey services from Cascade for planning and deploying the initial product launch, including program management, network design, onsite operations support and training. The Company expects to complete a data communications platform in targeted California markets in December 1996, and plans to deploy similar networks in its Ohio and Colorado markets in early 1997.

      Lucent Agreement. In September 1996, the Company entered into a seven-year, $1.0 billion equipment purchase agreement for advanced telecommunications products and services with Lucent. Lucent will provide the Company with a full range of systems, software and services which will be used by the Company to build and expand the Company's advanced communications networks, including 5ESS(R)-2000 switching systems, SONET equipment, access equipment, power plants, application software systems, Advanced Intelligence Network ("AIN") platforms, data networking products and fiber cable. Lucent has also agreed to provide engineering, installation, on-site technical support and other professional services. Under the agreement with Lucent, ICG has agreed to purchase certain minimum levels of equipment and services during each year of the agreement and if it does not meet a minimum level in any given year, Lucent may discontinue certain discounts, allowances and incentives otherwise provided to ICG for the year in which the minimum level was not met. In addition, the agreement may be terminated by either the Company or Lucent upon sixty days prior written notice.

      AT&T Agreement. In March 1996, the Company entered into a national contract with AT&T under which the Company may provide special and switched services, private line, local calling, intraLATA toll and residential and business telecommunications services to AT&T on a non-exclusive basis. The Company and AT&T have executed agreements in six metropolitan statistical areas ("MSAs") and have identified six other MSAs in which the Company may provide special access services, and are in discussions with respect to 17 additional MSAs in which the Company may provide services. Under the contract, the Company will work with AT&T to provide special and switched services in the Company's other markets and new markets which the Company may enter.

      The contract is for an initial five-year term and may be renewed for an additional three-year term, unless sooner terminated or notice of nonrenewal is provided by either the Company or AT&T. The Company believes that this agreement is indicative of a trend by long distance carriers to shift origination and termination of long distance traffic away from ILEC networks to the facilities of CLECs. The contract does not prevent AT&T from using other CLECs in any of the markets in which the Company will provide services to AT&T.

     Network Expansion. The Company has recently expanded its network footprint through several strategic initiatives in its regional clusters, including the following:

      SCE. In March 1996, the Company and SCE entered into a 25-year agreement under which the Company will lease 1,258 miles of fiber optic cable in Southern California (of which 1,209 miles are currently operational), and may install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated by the Company, stretches from Los Angeles to San Diego. SCE may cancel the agreement, in whole or in part, during the three-year period commencing November 26, 1996 upon 18 months notice with respect to the dark fibers and upon

36 months notice with respect to SCE's rights of way or other facilities if SCE determines that the dark fibers or SCE's rights of way or other facilities being used by the Company are necessary to conduct its utility operations. In addition, the agreement may be terminated by either the Company or SCE upon the occurrence of certain specified events, and both the Company and SCE have the right, under certain circumstances, to either discontinue or relocate their respective facilities.

      LADWP. In September 1996, the Company entered into a 30-year agreement and two indefeasible rights of use ("IRU") agreements with the Los Angeles Department of Water and Power ("LADWP") for 105 miles of fiber optic capacity throughout downtown Los Angeles, Century City, West Los Angeles, Mid-Wilshire, and Sherman Oaks.

      San Diego. In February 1996, the Company entered into an agreement to acquire a 60% interest in Linkatel California, L.P. (now known as ICG Telecom of San Diego, L.P.), which operates a 50-mile fiber optic network and plans to construct an additional 110 miles of fiber in metropolitan San Diego, of which approximately nine miles are completed. This acquisition, combined with the Company's existing California networks and the facilities under agreement with SCE, provides the Company with a network presence in all major metropolitan areas of California.

      Alameda. In September 1996, the Company entered into a ten-year agreement with a five-year renewal, and three ten-year IRU agreements with the City of Alameda Bureau of Electricity ("Alameda"), each with five-year renewals. Under the terms of the agreements, the Company will have access to approximately seven miles of fiber optic cable throughout the city of Alameda, California.

      AEP. In July 1996, the Company entered into a 20-year agreement with Columbus Southern Power Company and Ohio Power Company, affiliates of American Electric Power (collectively, "AEP"), under which the Company and AEP will jointly build a 45-mile fiber optic cable route in metropolitan Columbus, Ohio and a 138-mile fiber optic cable route from Columbus, Ohio to Canton, Ohio.

      WorldCom. In February 1996, the Company entered into a 20-year agreement with WorldCom Inc. ("WorldCom") under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network is being constructed by WorldCom in conjunction with the Company and will provide a direct fiber link between the Company's existing networks in Akron, Cleveland, Columbus and Dayton and its new network under development in Cincinnati. The Company expects first connectivity to begin in December 1996.

     Following the initial 20-year term, the agreement may be renewed by the Company for two consecutive terms of ten years each upon written notice to WorldCom as provided in the agreement. After payment by the Company of the amounts due under the agreement (other than the annual maintenance fee), the Company has the right to terminate the agreement upon 180 days prior written notice to WorldCom. Southern. In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company and Alabama Power Company ("Southern") for the right to use 22 miles of existing fiber and 122 miles of additional facilities, of which approximately 98 miles are completed, to reach the three major business centers in Birmingham.

    Following the initial 20-year term, the agreement may be extended by the Company for an additional 10-year term upon written notice to Southern as provided in the agreement. The agreement may be terminated by mutual written agreement of the parties, or by either Southern or the Company upon the occurrence of certain events of default specified in the agreement.

      CPS. In November 1995, the Company entered into a 25-year agreement with City Public Service of San Antonio ("CPS") to license half of the capacity on a 300-mile fiber optic network in greater San Antonio, 60 miles of which currently exist. CPS will construct the remaining 240 miles in conjunction with the Company and will license facilities to the Company on an interim and non-exclusive basis. Upon completion in approximately two years, the network is expected to serve approximately 120 buildings. Following the initial 25-year term, the agreement may be extended for subsequent five-year periods.

      During construction, the Company will be able to provide services to completed segments of the network. CPS has the right to reclaim any or all of the fibers licensed to the Company that, in CPS's sole discretion, are needed by it in connection with its electric or gas utility operations at any time following the fifth anniversary of the date the network is complete and ready for service. In such case, the Company will be entitled to an equitable pro rata refund, without interest, of the respective license fee.

      The legal ability of CPS, as a municipally-owned utility, to enter into this contract with the Company has been challenged by SBC Communications, Inc. ("SBC") before the San Antonio City Council as being violative of a May 1995 Texas state law. The Company has filed a petition with the FCC requesting a declaratory ruling that the Telecommunications Act preempts the Texas state law to the extent that it precludes implementation of the agreement between CPS and the Company, and has also filed a declaratory ruling request with a Texas state court. Both of these actions are pending. The Company has also filed a civil suit against SBC, and the Company's appeal of a dismissal of that suit is also pending.

      Interconnection Agreements. To date, the Company has executed interconnection agreements with Pacific Bell for California, Ameritech Corp. ("Ameritech") for Ohio, SBC for Texas and Oklahoma, and a partial agreement has been signed with GTE for California. The Company's interconnection agreement with Pacific Bell was entered into in March 1996, and an amended agreement was entered into in October 1996. The Company's interconnection agreement with Ameritech was entered into in June 1996, and allows for the agreement to be expanded without further negotiations to include Illinois, Indiana, Ohio, Michigan and Wisconsin, the other five states in the Ameritech region. The Company's interconnection agreement with SBC was entered into in November 1996, and allows for the agreement to be expanded without further negotiations to include Arkansas, Kansas, Missouri, Oklahoma and Texas, the other five states in the SBC region. The Company's agreement with GTE for California is partial in that it provides the Company with rights to interconnect with GTE's network in California on favorable terms and conditions, but does not yet address other issues such as access to unbundled network elements or number portability. The Company is currently negotiating with GTE to revise the California interconnection agreement to address these matters, as well as to enter into an agreement with

GTE to cover interconnection in Texas, Alabama, North Carolina, Indiana, Kentucky, Ohio, Florida and Tennessee. The Company has also reached a preliminary agreement on an interconnection agreement with US West Communications, Inc. ("US West"). With respect to unresolved matters, the Company sought arbitration by the Colorado Public Utility Commission (Colorado "PUC"). The Colorado PUC conducted arbitration hearings and issued a ruling on November 13, 1996, which decision is generally favorable to the Company. Interconnection negotiations also have been initiated recently with BellSouth for Alabama, North Carolina, Tennessee, Mississippi, Kentucky and Florida, and with Cincinnati Bell Telephone Company.

      Services

      The Company's competitive local exchange services include private line, special access, and interstate and intrastate switched services and local dial tone. Private line services are generally used to connect the separate office buildings of a single business. Special access services are used to connect end-user customers to a long distance telephone carrier's facilities, to connect long distance carrier's facilities to the local telephone company's central offices, and to connect different facilities of the same long distance carrier or facilities of different long distance carriers. The Company requires interconnection with the local telephone company's central office in order to offer this second alternative. As part of its "carrier's carrier" strategy, the Company targets the transport between long distance company facilities and the local telephone company central offices, and, for high volume customers, between the long distance company and the end-user customer's office.

      The Company's interstate and intrastate switched services include the transport and switching of calls between the long distance carrier's facilities and either the local telephone company central offices or end-users. By performing the switching services and most of the transport, the Company can reduce local access costs, which constitute the major operating expense for long distance carriers. As the Company provides a greater portion of the local segment of a call, the Company expects to experience improved margins on what has initially been a negative or low margin revenue stream.

      By offering switched services to its long distance carrier customers, the Company may be designated by a long distance carrier to deliver incoming long distance traffic to the Company's markets regardless of whether the terminating end-user is connected to the Company's owned or leased network or to the ILEC. The Company intends to expand the switched services it offers to its long distance carrier customers to include a broad range of higher profit margin enhanced services, such as enhanced routing, directory assistance and information services including 800/888/900 numbers, calling cards and personal number service, as permitted by applicable regulations. Long distance carriers would purchase these enhanced services from the Company and then market and resell them, at a markup, to end-users. By offering such services to its long distance carrier customers, the Company would enable long distance carriers to sell a broader range of services to their long distance customers and to generate incremental revenue that previously could only be earned by ILECs.

      Zycom. The Company owns a 70% interest in Zycom Corporation ("Zycom"), an Alberta, Canada corporation, whose shares are traded on the Alberta Stock Exchange. Zycom operates an

800/888/900 number service bureau and a switched network in the United States supplying information providers and commercial accounts with audio, text and customer support services.

      SS7. In August 1996, the Company acquired the Signaling System 7 ("SS7") business of Pace Network Services, Inc., a division of Pace Alternative Communications, Inc. The acquisition, which represents approximately 25% of the SS7 operations of switch-based long distance carriers in the United States, will enable the Company to strengthen its sales and marketing efforts in the SS7 area. The Company has also developed a nationwide SS7 service with Southern New England Telephone, the nation's tenth largest local exchange carrier. SS7 is used by local exchange companies, long distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up resulting in a more efficient use of network resources. SS7 is now the standard method for telecommunications signaling worldwide. SS7 is also the enabling technology for AIN platforms, a set of services and signaling options that carriers can use to create new services or customer options.

      Industry

      Until 1984, AT&T monopolized telephone services in the United States. Effective in 1984, AT&T was required to divest its local telephone systems (the "Divestiture"), which led to the present structure of the telecommunications industry. As part of the Divestiture, AT&T's former local telephone systems were organized into seven RBOCs while AT&T retained its long distance services and equipment manufacturing operations. The separation of the RBOCs from AT&T's long distance services created two distinct telecommunications markets: local exchange and long distance. The Divestiture, as implemented by the FCC, decreed direct, open competition in the long distance segment, but effectively retained regulated monopolies for local exchange services provided within geographically defined local access transport areas ("LATAs"). The Telecommunications Act ended the consent decree which implemented the Divestiture, facilitating competition for local exchange services and permitting the RBOCs to enter the interLATA long distance market upon satisfaction of certain conditions and receipt of regulatory approvals.

      A long distance telephone call consists of three segments. Starting with the originating customer, the call travels along a local exchange network to a long distance carrier's POP. At the POP, the call is combined with other calls and sent along a long distance network to a POP on the terminating customer's local network. The call is then sent from this POP along a local exchange network to the terminating customer. Long distance carriers generally provide only the connection between the two local networks, and pay access charges to the ILECs or to CLECs for originating and terminating calls.

      Several factors have begun to promote competition in the local exchange market, including: (i) customer demand for an alternative to the ILECs' monopoly, partly stimulated by the development of competitive activities in the long distance telephone market; (ii) technological advances in the transmission of data and video offering greater capacity and reliability levels than the ILECs' copper wire-based, twisted-pair networks were able to accommodate; (iii) the development of fiber optics and digital electronic technology, which reduce network construction costs while increasing transmission speeds, capacity and reliability; (iv) the significant access charges that long distance carriers pay for access to the local telephone networks; and (v) the passage of legislation opening the local market to competition and many regulatory initiatives to the same end. Numerous new entrants to the telecommunications services market now offer customers diverse service options. In the past, ILECs generally reacted by resisting interconnection with their networks by new competitors or service providers. However, the Telecommunications Act mandates that the ILECs allow these new market entrants to access and utilize the ILECs' local telephone networks to provide competing services. The Telecommunications Act imposes a variety of new duties on ILECs in order to promote competition in local exchange and access services, including the duty to permit competitors to interconnect their facilities at any technically feasible point within their networks on nondiscriminatory terms and conditions and at prices based on cost, and the duty to provide nondiscriminatory access to unbundled network elements. ILECs are also required to negotiate in good faith with competitive carriers requesting these arrangements. On August 8, 1996, the FCC adopted national rules and guidelines implementing these new statutory requirements. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit stayed implementation of certain of the FCC's rules, to be in effect until the Court issues a decision on the merits of the rules. The FCC rules not specifically stayed by the Court have gone into effect. See "Regulation."

      Competitors in the local exchange market, originally designated as "competitive access providers" by the FCC, were first established in the mid-1980s. In New York City, Chicago and Washington, D.C., newly formed companies installed fiber optic cable connecting long distance telephone carriers' POPs within a metropolitan area and, in some cases, connecting end-users (primarily large businesses and government entities) with long distance carrier POPs. The greater capacity and economies of scale inherent in fiber optic cable enabled the CAPs to offer customers less expensive and higher quality special access and private line services than the ILECs.

      Signals carried over digital fiber optic networks are superior in many respects to older analog signals carried over copper wire, which continue to be used in varying degrees by the ILECs. In addition to offering faster and more accurate transmission of voice and data communications, digital fiber optic networks generally require less maintenance than comparable copper wire facilities, thereby decreasing operating costs. Furthermore, the transmission capacity of digital fiber optic cable is determined by the electronic equipment used on the network. This allows network capacity to be increased with a change in electronics, not the actual fiber network, as would be the case with a copper wire architecture. Lastly, digital fiber optic cable is largely immune from electromagnetic and radio interference, resulting in enhanced transmission quality.

      FCC decisions, the Telecommunications Act and many state legislative and regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, CLECs are now legally able to offer all interstate switched services as well as all intrastate services, including local dial tone, effectively opening up the local telephone market to full competition. Because of these changes in state and federal regulations, CLECs have expanded their services from providing competitive access services such as private line and special access to providing all local exchange services to become true competitors to the ILECs. See "Regulation."

Network Services

      Through the Company's wholly owned subsidiary, Fiber Optic Technologies, Inc. ("FOTI"), the Company supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end-users, including Fortune 1000 firms and other large businesses and telecommunications companies. Revenue from Network Services has grown from $21.0 million for fiscal 1993 to $60.1 million for fiscal 1996.

      The Company provides network infrastructures, systems and support services, including the design, engineering and installation of local and wide area networks ("LANs/WANs") for its customers. These networks (within end-user offices, buildings or campuses) may include fiber optic, twisted-pair, coaxial and other network technologies. The Company specializes in turnkey network installations including cabling and electronics that address specific environments. The Company also provides professional network support services. These services include network move, add and change services and on-going maintenance and support services. Network Services revenue is expected to constitute a smaller portion of the Company's future revenue as Telecom Services revenue increases.

      The Company offers these network integration and support services through offices located within four major regional support organizations. The regional headquarters are located in Dallas, Denver, Portland (Oregon) and San Francisco.

Satellite Services

      The Company's Satellite Services operations provide satellite voice and data services to major cruise lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms. The Company also owns a teleport facility which provides international voice and data services. In addition, the Company provides private data networks operating on VSATs (very small aperture terminals) through its wholly owned subsidiary, Nova-Net Communications, Inc. ("Nova-Net"). Revenue for the Satellite Services operations (adjusted to reflect the sale of certain teleport assets) was $11.4 million for fiscal 1995 and $18.8 million for fiscal 1996.

      MTN. In January 1995, the Company and an unaffiliated entity formed Maritime Telecommunications Network, Inc.("MTN") which purchased the assets of a business providing digital wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil platforms utilizing experimental radio frequency licenses issued by the FCC. These licenses were issued to the predecessors of MTN in 1991, were renewed by the FCC in 1993 and renewed again in January 1995. The experimental licenses are valid until February 1, 1997, and MTN may apply to the FCC for a further renewal. MTN provides private communications networks to various cruise lines allowing passengers to make calls from their cabins to anywhere in the world. MTN additionally provides its communications services to the U.S. Navy in conjunction with a major long distance provider, which serves as the long distance carrier, while MTN provides the communications equipment and network. The Company believes that the radio frequencies employed under its experimental licenses enable it to provide a higher quality maritime service than is available through the radio frequencies currently allocated to other maritime service providers. In April 1996, the FCC issued a waiver which allows MTN to apply for a permanent FCC license to utilize the same frequencies as are being used under the experimental license enabling MTN to continue to provide these services. The Company has applied for a permanent license under the terms of the FCC's waiver grant, and the application is pending. See "-Regulation."

      MCN. In March 1996, the Company acquired a 90% equity interest in Maritime Cellular Tele-Network, Inc. ("MCN"), a Florida-based provider of cellular and satellite communications for commercial ships, private vessels and land-based mobile units. This acquisition expands the Company's business from C-band satellite services for cruise ships and naval vessels to cover land-based units and smaller ships.

      Nova-Net. In May 1994, the Company acquired Nova-Net, which provides private data networks operating on VSATs specializing in data collection and in monitoring and control of customer production and transmission facilities in various industries, including oil and gas, electric and water utilities and environmental monitoring industries. Nova-Net designs, builds and manages private data networks that enable a variety of companies to transmit critical sensor and flow readings to key monitoring points from multiple locations. Nova-Net manages networks through its network control center in Englewood, Colorado.

      Teleport. The teleport in Holmdel, New Jersey, acquired as part of the Company's acquisition of MTN, is located 20 miles south of Newark and specializes in international digital voice and data communications services with full fiber interconnection to the local telephone company facilities in New York City. Teleport services are also provided to the maritime industry, including support of the Company's cruise ship, U.S. Navy and offshore oil platform telephone and data services business. In addition, the Company markets the resale of services from the four teleports it sold in the first quarter of 1996.

Customers And Marketing

      The Company's primary marketing strategy for its Telecom Services is to offer high quality and low cost diverse alternative communications pathways and services to customers at competitive rates. The Company's service agreements with long distance carriers also provide additional marketing opportunities as the long distance carriers typically offer their customers the Company's local telecommunications services with their long distance service. Telecom Services' revenue from major long distance carriers and resellers constituted approximately 69% of the Company's Telecom Services revenue in fiscal 1996 compared to 82% in fiscal 1995. The balance of the Company's Telecom Services revenue was derived from end-users. The Company anticipates revenue from end-users will continue to increase in the future as it continues to expand its local telephone service offerings. Telecom service agreements with end-users typically provide for terms of one to five years, fixed prices and early termination penalties.

      The Company's Telecom Services include special access and private line services, which are point-to-point high-speed connections between end-user locations and long distance carrier networks and/or between two end-user locations. The Company packages its special access and private line services specifically to meet the needs of long distance carriers, which remarket these services to end-users, and to large end-user customers that typically acquire access networks directly from access providers. In addition, the Company offers wholesale switched services (offering access to interstate, intrastate and intraLATA toll) providing long distance carriers with an alternative to purchasing access directly from ILECs. These services feature discounts and simplified pricing structures, making the services a cost-effective alternative for long distance carriers.

      The Company is in the process of developing a full range of competitive local telephone services, which the Company began offering in Orange County, California in September 1996 and intends to begin offering in additional markets in the near future. The Company's plan is to market its telecommunications products directly to end-users. The Company will also market these services to long distance carriers that will brand the Company's products, providing customers with a complete package of communications services under the carrier's own brand identity. The Company also offers enhanced services, which include a pay-per-call service bureau for customers that distribute news and entertainment programming.

      The Company markets its network systems integration products and services through a direct sales force located in the Rocky Mountains, Pacific Northwest, Texas and California regions. The Company also has entered into reseller agreements with manufacturers of network integration products and services.

      The Company has begun offering satellite private line transmission services from its teleport to business customers that can benefit from the Company's international and domestic transmission capabilities. With its
acquisitions   of  MTN  and  MCN,  the  Company  also  markets  voice  and  data communications to the maritime industry, including cruise ships, U.S. Navy vessels, commercial vessels, private yachts, offshore oil platforms and mobile land-based units.

Competition

      The Company operates in an increasingly competitive environment dominated by the ILECs, such as the RBOCs and GTE, which are among the Company's current competitors. Also included among the Company's current competitors are independent ILECs, other CLECs, network systems integration services providers, microwave and satellite service providers, teleport operators, wireless telecommunications providers and private networks built by large end-users. Potential competitors (using similar or different technologies) include cable television companies, utilities, local telephone companies outside their current local service areas, as well as local access operations of long distance carriers. Consolidation of telecommunications companies, including recently announced proposed mergers between certain of the RBOCs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors to the Company. One of the purposes of the Telecommunications Act is to promote competition, in particular in the local telephone market. Since enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to enter many areas of the telecommunications industry, including areas and markets in which the Company participates and expects to participate. This may result in the presence of more participants than can ultimately be successful in a given market, subjecting the Company to further competition.

      Telecom Services. The bases of competition in competitive local telecommunications services are generally price, service, reliability, transmission speed and capacity. The Company believes that its expertise in developing and operating highly reliable, advanced digital networks which offer substantial transmission capacity at competitive prices enables the Company to compete effectively against the ILECs and other CLECs.

      In every market in which the Company operates telecom service networks, the ILECs (which are the historical monopoly providers of local telephone services) are the primary competitors. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have favored the ILECs over the Company. In certain markets where the Company operates, other CLECs also operate or have announced plans to enter the market. Some of those CLECs are affiliated with major long distance companies. Current competitors also include network systems integration services providers, wireless telecommunications providers and private networks built by large end-users. Additional competition may emerge from cable television operators and electric utilities. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

      The Company's networks compete most directly with the RBOCs and GTE. In general, the provision of interstate access services by the RBOCs and GTE, including the rates charged for such services, is regulated by the FCC, and the provision of intrastate access and local services, including the rates charged for such services, is regulated by the individual state regulatory commissions. See "-Regulation." In the past, FCC policies have constrained the ability of the RBOCs and GTE to decrease their prices for interstate access services, based on their status as dominant carriers. Although FCC regulatory approval for price reductions (beyond certain parameters) still must be obtained, the FCC has allowed all recently proposed access reductions to become effective and has granted the RBOCs flexibility in pricing their interstate access services on a central office by central office basis. In addition, the FCC has granted waivers of its access charge pricing rules to the RBOCs to allow them to further reduce certain access prices. The FCC also has announced its intention to conduct a comprehensive reform of its access charge pricing rules, as well as a reform of existing subsidies that promote universal service. Under the Telecommunications Act, the FCC is required to complete the universal service reform proceeding and to adopt new rules by May 8, 1997. The FCC previously had announced that the access charge reform proceeding would proceed on the same schedule as the universal service proceeding; more recently, however, the FCC staff has indicated that the access charge reform proceeding may be delayed. The FCC's access charge reform proceeding is likely to eventually result in a reduction in access rates charged by the RBOCs and GTE. The lowering of access rates and increased pricing flexibility for the RBOCs and GTE may adversely affect the Company's ability to compete for certain services. If the RBOCs and GTE continue to lower access rates, there would be downward pressure on certain special access and switched access rates charged by CLECs, which pressure may adversely affect the Company's profitability. See "-Regulation." In addition, the Telecommunications Act and its implementation by the states and the FCC allows the RBOCs and GTE to provide a broader range of services and likely will enable the RBOCs and GTE to more effectively compete against long distance carriers, which are the Company's primary customers for telecom services.

      The Company does not believe that it currently competes directly with any cable television company, except against CLECs owned or controlled by cable television companies. In the past, cable company controlled CLECs possessed certain advantages over other CLECs in the provision of telecommunications competitive access services, resulting from cable television companies' ability to access rights of way and poles, conduit and ducts owned or controlled by utilities or

ILECs, and from a preferential rate for use of those facilities by cable owned or controlled CLECs that was required under old federal law. With the enactment of the Telecommunications Act, all providers of telecommunications services have equal rights of access to rights of way, poles, conduit and ducts owned or controlled by electric utilities and ILECs. Certain constraints, such as the availability of space on poles, may, however, prohibit such rights of access. In addition, the Telecommunications Act provides that over a five-year period, the FCC is to adopt and implement new regulations that will require all telecom service providers to be charged the same rate for use of such rights of way, poles, conduit and ducts. On August 8, 1996, in the Second Report and Order in the FCC's CC Docket No. 96-98 ("Second Report and Order"), the FCC adopted certain rules of general applicability concerning non-discriminatory access to poles, ducts, conduit and rights of way owned or controlled by ILECs and utilities, and also adopted expedited dispute resolution procedures. The rules adopted by the FCC on August 8, 1996 in the Second Report and Order have been appealed to the federal court of appeals. See "-Regulation."

      Network Services. The bases of competition in the network services market are primarily technological capability and experience, value-added services and price. In this market, the Company competes with a variety of small local system integrators as well as, in certain markets, with AT&T and other large companies.

     Satellite Services. In the delivery of domestic and international satellite services, the Company competes with other full service teleports in the northeast region of the United States. The bases of competition are primarily reliability, price and transmission quality. Most of the Company's satellite competitors focus on the domestic video market. Competition is expected principally from a number of domestic and foreign telecommunications carriers, many of which have substantially greater financial and other resources than the Company. In the maritime telecommunications market, MTN competes primarily with COMSAT Corporation ("COMSAT") in providing similar telecommunications services. COMSAT has FCC licenses that are similar to MTN's, it owns its own satellites and it is the sole U.S. point of control for access to Intelsat satellites.

Regulation

      The Company's services are subject to significant federal, state and local regulation. The Company operates in an industry that is undergoing substantial change as a result of the passage of the Telecommunications Act.

      The Telecommunications Act opens the local and long distance markets to additional competition and changes the division of oversight between federal and state regulators. Under previous law, state regulators had authority over those services that originated and terminated within the state ("intrastate") and federal regulators had jurisdiction over services that originated within one state and terminated in another state ("interstate"). State and federal regulators now share responsibility for implementing and enforcing the provisions of the Telecommunications Act. In exchange for unbundling their network elements and allowing competitors to interconnect at cost-based rates and on nondiscriminatory terms and conditions, the RBOCs are now allowed to seek authority to provide long distance services.

      In order to be granted authority to provide long distance services in its service territory, the RBOC must be able to demonstrate it is subject to facilities-based local competition. In addition, the RBOC must comply with a 14-point "checklist" of regulatory requirements which would result in competitors having co-carrier status in the RBOC's service territory. Co-carrier status, as it has become known in state regulatory proceedings, effectively treats CLECs and other competitors as peers of the ILECs insofar as it relates to the interconnections of networks and the origination and termination of local telecommunication traffic. The states continue to have jurisdiction (for the most part in conjunction with the FCC) over co-carrier issues under the new law, in particular in reviewing and approving interconnection agreements.

      The Telecommunications Act generally requires ILECs to provide interconnection and nondiscriminatory access to the LEC network on more favorable terms than have been available in the past. However, such new agreements are subject to negotiations with each ILEC which may involve considerable delays and may not necessarily be obtained on terms and conditions that are acceptable to the Company. In such instances, the Company may petition the proper state regulatory agency to arbitrate disputed issues. Ultimately, the terms of an arbitrated agreement are subject to review by the FCC or the federal courts. There can be no assurance that the Company will be able to negotiate acceptable new interconnection agreements or that, if state regulatory authorities impose terms and conditions on the parties in arbitration, such terms will be acceptable to the Company.

      To date, the Company has sent requests for negotiations of interconnection agreements, as provided by the Telecommunications Act, to the local operating affiliates of the RBOCs and GTE in each of the areas in which the Company operates, as well as to Cincinnati Bell Telephone Company, a major independent ILEC. Interconnection agreements were signed with Pacific Bell in March 1996 for California, Ameritech in June 1996 for Ohio, SBC Communications in November 1996 for Texas and Oklahoma, and a partial agreement with GTE in August 1996 for California. Negotiations are underway with GTE for California, Ohio, Texas, Alabama, Tennessee, Indiana, Kentucky, Oklahoma and North Carolina, Cincinnati Bell for Ohio, and BellSouth for Tennessee, North Carolina, Alabama, Mississippi, Kentucky and Florida. The Company has conducted negotiations with US West for Colorado, and has reached agreement on certain issues involved in the negotiations. Pursuant to the Telecommunications Act, the Company petitioned the Colorado PUC to arbitrate certain disputed issues. The Colorado PUC conducted arbitration hearings and issued a decision that generally is favorable to the Company.

      On August 8, 1996, in two separate decisions in its CC Docket 96-98, referred to as the "First Report and Order" and the "Second Report and Order," the FCC adopted rules and policies implementing the local competition provisions of the Telecommunications Act. The FCC, among other things, adopted national guidelines with respect to the unbundling of ILECs' network elements, resale of ILEC services, the pricing of interconnection services and unbundled elements, and other local competition issues.

      In the First Report and Order, the FCC identified a minimum of five technically feasible points of interconnection at which ILECs must allow interconnection; identified a minimum set of network elements that ILECs must provide on an unbundled basis by January 1, 1997; and required that prices for interconnection and access to unbundled network elements be based on an estimate of the economic cost of the element, which the FCC defined as Total Element Long

Run Incremental Cost ("TELRIC"), or the long run incremental costs of the element or interconnection, plus a reasonable share of forward looking joint and common costs. The FCC also established "default" and "proxy" price ceilings and ranges which state regulatory commissions may use to set rates for interconnection and unbundled network elements until the state has completed the necessary cost studies to adopt permanent rates under the TELRIC pricing standard. In the Second Report and Order, rules were adopted concerning access to rights of way, dialing parity, and non-discriminatory access.

      Both of the Orders adopted by the FCC on August 8, 1996 have been challenged in federal courts of appeals by the RBOCs, GTE, other independent ILECs, long distance carriers, and state regulatory commissions. Petitions also have been filed with the FCC requesting that the FCC reconsider various aspects of the interconnection rules. The requests for court review of the FCC's First Report and Order have been consolidated into one proceeding that was heard by the U.S. Court of Appeals for the Eighth Circuit in St. Louis, Missouri. Requests also were filed by certain ILECs and state commissions to stay the effective date of the FCC's rules adopted in the First Report and Order pending the issuance by the Court of a decision on the merits. On October 15, 1996, the Court issued a stay of certain of the FCC's rules adopted in the First Report and Order, including implementation of the pricing provisions of the FCC's rules, which define the methodology by which the ILECs must develop prices for their unbundled elements and provide the basis for the FCC's interim or "default" and "proxy" price ceilings and ranges. The Court also stayed the FCC's "most favored nation" rules which implement Section 252(i) of the Telecommunications Act and require ILECs to make available any interconnection, service or network element in an approved interconnection agreement to any other requesting carrier on the same terms and conditions and at the same price, thereby enabling new entrants to "pick and choose" elements of established interconnection agreements. Oral argument on the merits of the FCC's rules is scheduled for January 1997, and the Court is not expected to render a decision until March or April 1997. The Court's stay, however, does not affect the FCC's other interconnection rules as adopted on August 8, 1996, nor does it affect the statutory requirements of the Telecommunications Act, including the statutory requirement that ILECs conduct negotiations, enter into interconnection agreements with competitive carriers, and unbundle their network elements. A separate appeal of the FCC's Second Report and Order also is pending.

      Federal Regulation. The Company generally operates as a regulated carrier with fewer regulatory obligations than the ILECs. The Company must comply with the requirements of the Telecommunications Act, such as offering service on a non-discriminatory basis at just and reasonable rates. The FCC treats the Company as a non-dominant carrier. The FCC has established different levels of regulation for dominant and non-dominant carriers. Of domestic common carriers, only GTE and the RBOCs are classified as dominant carriers for the provision of access services, and all other providers of domestic common carrier services are classified as non-dominant. Under the FCC's streamlined regulation of non-dominant carriers, the Company must file tariffs with the FCC for certain interstate services on an ongoing basis. The FCC has, however, recently eliminated the requirement that non-dominant long distance carriers file tariffs. Based on this proposal and previous FCC decisions, the Company believes that the FCC also will eliminate tariff filing requirements for non-dominant local exchange carriers such as the Company. The Company is not subject to price cap or rate of return regulation, nor is it currently required to obtain FCC authorization for the installation or operation of its fiber optic network facilities used for services in the United States. The Company may install and operate non-radio facilities for the transmission of interstate communications without prior FCC authorization. The Company's use of digital microwave radio frequencies in connection with certain of its telecommunications services is subject to FCC radio frequency licensing regulation. See "Federal Regulation of Microwave and Satellite Radio Frequencies" below. In addition, the FCC may have the authority, which it is not presently exercising, to impose restrictions on foreign ownership of communication service providers not utilizing radio facilities. The FCC requires non-dominant carriers to obtain FCC authorization to provide international services and the FCC has imposed reporting requirements with respect to foreign affiliations between U.S. international and foreign telecommunication carriers, as well as reports of certain investments by other foreign entities. Depending on the particular foreign affiliate and its "home" market, the FCC may limit the size of the foreign affiliate's investment in the U.S. carrier or subject the U.S. carrier to increased regulation on one or more international routes.

      Effective in early 1994, FCC decisions announced in September 1992 and August 1993, as modified by subsequent FCC and court decisions (the "Interconnection Decisions"), restructured the interstate competitive access services market and introduced new levels of competition in special access and switched access elements. The FCC ordered the RBOCs and all but one of the local telephone companies having in excess of $100 million in gross annual revenue for regulated services, to provide expanded interconnection and collocation in local telephone company central offices and serving wire centers to any CLEC, long distance carrier or end-user seeking such interconnection for the provision of interstate access services, and required, subject to few exceptions, ILECs to offer interconnection in their central offices at cost-based rates. The FCC's Interconnection Decisions also required ILECs to provide central office transmission equipment dedicated to interconnectors' use and to terminate interconnectors' circuits ("collocation"). The Interconnection Decisions permitted, in some cases, the Company to install transmission equipment in ILEC central offices and connect its network directly to the local telephone companies' network. As noted above, the Telecommunications Act now requires ILECs to provide interconnection and nondiscriminatory access to ILEC networks at more favorable terms than had previously been available to competitors. The Telecommunications Act requires most ILECs to provide physical collocation, at the option of the requesting carrier, of the requesting carrier's equipment in the ILEC's premises, except where the ILEC can demonstrate space limitations or other technical impediments to collocation. In addition, the FCC re-adopted some of its interconnection rules in its August 1996 decision. Consequently, the Company can reach most business customers in its metropolitan service areas, either on its own networks or through collocation and thereby significantly expand its customer base.

      In conjunction with the Interconnection Decisions, the FCC provided ILECs with a degree of increased pricing flexibility for special access and switched services selectively on a specific central office by central office basis. Under this pricing scheme, once a collocation tariff is in effect and a competitor has taken service under the tariff, the ILEC is allowed within specified ranges to charge different rates for access services in different zones. This pricing flexibility has resulted in certain ILECs lowering their prices in high density zones, the probable arena of competition with the Company. The Company anticipates that if additional lowering of ILEC access rates in high density zones is achieved, and to the extent that the FCC provides the ILECs with increased flexibility to lower their rates as the number of interconnections and competitors increase, the Company's ability to compete for certain services may be adversely affected.

      In a concurrent proceeding on switched transport rate structure and pricing, the FCC adopted interim pricing rules that restructure local telephone company switched transport rates in order to facilitate competition for switched services. Additionally, as noted above, the FCC has announced its intention to conduct a comprehensive reform of its access charge pricing rules. See "-Competition."

      State Regulation. In general, state regulatory agencies have regulatory jurisdiction over the Company when Company facilities and services are used to provide intrastate services. Under the Telecommunications Act, states cannot effectively prohibit any entity from providing telecommunications services, but the states continue to have general authority to set criteria for reviewing applications to provide intrastate services (including local services). State regulators will continue to set the requirements for providers of local and intrastate services, including quality of services criteria. However, state regulators can no longer allow (or require) restrictions on the resale of telecommunication services. State regulators also can regulate the rates charged by CLECs for intrastate and local services. In addition to the provisions of the Telecommunications Act that open all telecommunications markets to competition, many states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, New York, North Carolina, Tennessee and Washington, have adopted, and many other states are considering, legislative and/or regulatory initiatives addressing implementation of competition in the local exchange market. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services as its business and product lines expand. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency prior to offering service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend its tariffs as rates change or new products are added. The Company may also be subject to various reporting and record-keeping requirements.

      The Company currently holds CPCNs (or their equivalents) from the states of Alabama, California, Colorado, Ohio, Tennessee, North Carolina, Kentucky and Texas. The Company has authority from: (i) Alabama to provide local telephone services as well as intrastate interLATA and intraLATA long distance services;
(ii) California to provide local telephone services and intrastate interLATA and intraLATA long distance services; (iii) Ohio to provide local telephone services in Ameritech service areas in the state; and (iv) Tennessee to provide local telephone services and intrastate long distance services. The Company has been granted operating authority by the Colorado PUC to provide competitive local services. The Company also has two grants of authority from the Texas PUC which authorize the Company to provide CLEC services, including facilities-based services, within the San Antonio exchange area and within the other exchange areas of Southwestern Bell Telephone Company, GTE Southwest, Central Telephone Company of Texas, and United Telephone Company of Texas. The Company also holds CPCNs to provide intrastate long distance services in North Carolina and Kentucky, and applications are pending before the applicable state commission for CPCNs to provide local telecommunications services in North Carolina, Indiana and Kentucky, as well as to expand the Company's local telephone service areas in Ohio.

      Local Government Authorizations. Under the Telecommunications Act, local authorities retain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, based on a percentage of gross revenue, in order to provide telecommunication services. In certain states, however, including California and Colorado, such fees cannot be imposed under state law. There is no assurance that certain cities that do not impose fees will not seek to impose fees, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs have been excused from paying such franchise fees or pay fees that are materially lower than those required to be paid by the Company for access to public rights of way. However, under the Telecommunications Act, while municipalities may still regulate use of their streets and rights of way, municipalities may not prohibit or effectively prohibit any entity from providing any telecommunication services. In addition, the Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. If any of the Company's existing franchise or license agreements were terminated prior to their expiration dates or not renewed, and the Company was forced to remove its fiber from the streets or abandon its network in place, such termination could have a material adverse effect on the Company.

      Federal Regulation of Microwave and Satellite Radio Frequencies. The FCC continues to regulate radio frequency use by both private and common carriers under the Telecommunications Act. Unlike common carriers, private carriers contract with select customers to provide services tailored to the customer's specific needs. The FCC does not currently regulate private carriers (other than their use of radio frequencies) and has preempted the states from regulating private carriers insofar as they provide interstate services. The Company offers certain services as a private carrier.

      The Company is required to obtain authorization from the FCC for its use of radio frequencies to provide satellite and wireless services. The Company holds a number of satellite earth station licenses in connection with its operation of satellite-based private carrier networks. The Company also provides maritime communications services pursuant to an experimental license that currently is due to expire February 1, 1997, with an opportunity for renewal. In April 1996, the FCC issued a waiver to the Company which will allow it to obtain a permanent license to provide these services using the same radio frequencies currently being used under the experimental license. The Company has applied for a permanent license under the terms of the FCC's waiver decision, and the application is pending.

      The Telecommunications Act limits ownership or control of an entity holding a common carrier radio license by non-U.S. citizens, foreign corporations and foreign governments. Because of these restrictions, historically the Company and its subsidiaries have not been eligible to hold common carrier radio licenses used to provide telephone and wireless services. Therefore, third parties hold certain common carrier licenses and provide service to the Company over the licensed facilities for resale by the Company to the Company's customers. The Telecommunications Act permits the FCC to determine on a case-by-case basis that the public interest will be served by waiving the foreign ownership restrictions. The Company intends to apply to the FCC for a waiver of the foreign ownership restrictions that remain applicable to the Company. If a waiver is granted, or if currently applicable ownership restrictions are relaxed or removed, the common carrier radio licenses will be transferred to the Company upon receipt of FCC approval.

Employees

      On September 30, 1996, the Company employed a total of 1,323 individuals on a full time basis. There are 55 employees in the Company's Oregon network systems integration service office who are represented by a collective bargaining agreement which expires on December 31, 1997. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

      The Company's physical properties include owned and leased space for offices, storage and equipment rooms and collocation sites. Additional space may be purchased or leased by the Company as networks are expanded. The Company owns a 30,000 square-foot building located in the Denver metropolitan area. This facility serves as the Company's corporate headquarters as well as its nationwide network monitoring and control facility for its Telecom Services business. The Company currently also leases approximately 116,000 square feet of office space for operations located in the Denver metropolitan area. As a result of its recent and anticipated future growth, the Company has acquired property for its new headquarters and has commenced construction of an office building that the Company anticipates will accommodate all of the Company's Colorado operations.

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

      The shareholder litigation, initially filed by Marc Manoff on May 17, 1995, Isabell Sperber, on behalf of the Isabell Sperber Individual Retirement Account on June 1, 1995, Lyon Investment Partnership on July 17, 1995 and Forest
S. Williams on July 24, 1995 naming Holdings-Canada and William W. Becker, Larry
L. Becker, John R. Evans and William J. Maxwell as defendants, alleging that the defendants violated the Securities Exchange Act of 1934 with respect to the content and timing of its disclosures concerning the suspension and debarment of FOTI, have been settled for an amount equivalent to a reasonable estimate of the cost of litigation. The settlement has been approved by the Court and is subject to approval by the plaintiff class.

      ICG and its subsidiaries are not parties to any material litigation. The continuing participation by ICG and its subsidiaries in regulatory proceedings before the FCC and state regulatory agencies concerning the adoption of new regulations is unlikely to result in a material adverse effect on the financial condition and results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      ICG has not had any matters submitted to a vote of its security holders since ICG was formed in April 1996.

      The following sets forth the matters submitted to a vote of Holdings-Canada's security holders at Holdings-Canada's Annual and Special Meeting of Shareholders held in Toronto, Ontario, Canada on Tuesday, July 30, 1996:

1. Elected Jay E. Ricks as Director, whose term expires at the annual meeting in 1999. (Vote taken by a show of hands, and therefore final count is not available).

     The following Directors' terms of office continued after the meeting:

                                        Term expires at
              Name                      annual meeting in

              William J. Laggett        1998
              William W. Becker         1997
              J. Shelby Bryan           1997
              Harry R. Herbst           1998
              Gregory C.K. Smith        1997
              Leontis Teryazos          1998

2. Reappointed KPMG, Chartered Accountants, as Holdings-Canada's independent auditors in Canada and KPMG Peat Marwick LLP as Holdings-Canada's independent auditors in the United States. (Vote taken by a show of hands, and therefore final count is not available).

3. Approved a special resolution to change the name of IntelCom Group Inc. to "ICG Communications, Inc." (Vote taken by a show of hands, and therefore final count is not available).

4. Approved a special resolution adopting the Plan of Arrangement and Support Agreement, including a special resolution to further change the name of IntelCom Group Inc. to "ICG Holdings (Canada), Inc." (15,021,910 shares in favor; 31,830 against; 4,438,891 abstained).

      Holdings is a wholly owned subsidiary of Holdings-Canada. The following matter was approved by the sole shareholder of Holdings by written consent effective September 3, 1996:

1. Elected the following Directors: J. Shelby Bryan, John D. Field, James D. Grenfell, William J. Maxwell and Mark S. Helwege.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      ICG Common Stock, $.01 par value per share, has been listed on the American Stock Exchange ("AMEX") since August 5, 1996 under the symbol "ICG." Prior to that time, Holdings-Canada's Common Shares had been listed on the AMEX under the symbol "ITR" from January 14, 1993 through February 28, 1996, and under the symbol "ICG" thereafter through August 2, 1996. Holdings-Canada Common Shares ceased trading on the AMEX at the close of trading on August 2, 1996. Holdings-Canada Class A Common Shares are listed on the Vancouver Stock Exchange ("VSE") under the new symbol "IHC.A."

      The following table sets forth, for the fiscal periods indicated, the high and low sale prices of the Common Shares as reported on the AMEX through August 2, 1996, and the VSE through the date indicated below, and the high and low sales prices of the Common Stock as reported on the AMEX from August 5, 1996 through the date indicated below. The table also sets forth the average of the monetary exchange rates on the last day of each such fiscal period.



                           American Stock    Vancouver Stock
                            Exchange (1)       Exchange (1)     Exchange
                           ---------------  -------------------
                                                                Rate
                           High     Low      High       Low     (C$/$)
                          ------  -------  --------  --------- --------
Fiscal Year Ended
September 30, 1995
  First Quarter          $17.88    $12.38  C$  33.50  C$  18.50  1.38
  Second Quarter          14.13      9.38      19.75      17.38  1.40
  Third Quarter           13.25      6.63      18.00      18.00  1.36
  Fourth Quarter          14.00      8.00         -          -   1.34

Fiscal Year Ended
September 30, 1996
  First Quarter          $12.75    $ 8.63  C$     -     C$  -    1.36
  Second Quarter          17.88     10.25         -          -   1.37
  Third Quarter           27.38     17.13     17.50      17.50   1.36
  Fourth Quarter          25.88     19.13         -          -   1.36

Fiscal Period Ended
December 31, 1996 (2)
Through December 10,
1996                     $22.25    $17.63  C$ 28.35   C$ 28.35   1.36
----------


(1) Effective at the close of trading on August 2, 1996, Holdings-Canada's Common Shares ceased trading on the AMEX and the Common Stock commenced trading on the AMEX on August 5, 1996. The Common Stock is not traded on the VSE. The Class A Common Shares trade on the VSE and all information reported on the above table from August 5, 1996 to the date indicated above with respect to the VSE relates only to the Class A Common Shares.

(2) The Company has elected to change its fiscal year end to December 31 from September 30, effective for the 1997 fiscal year.


      On December 10, 1996, the last reported sale price for the Common Stock on the AMEX was $19.88 per share. On December 10, 1996, there were 30,953,330 shares of Common Stock outstanding and 121 holders of record.

   The Company has never declared or paid dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. ICG intends to retain future earnings, if any, to finance the development and expansion of its business. In addition, the payment of any dividends on the Common Stock is effectively prohibited by the restrictions contained in the Company's indentures and in the First Amended and Restated Articles of Incorporation of Holdings, which prohibits Holdings from making any material payment to the Company. Certain of the Company's debt facilities contain covenants which also may restrict the Company's ability to pay cash dividends.

   The Company has not made any sales of unregistered securities during 1996.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected historical financial data for each fiscal year in the five-year period ended September 30, 1996 has been derived from the audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the 1994, 1995 and 1996 Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report. The Company's development and expansion activities, including acquisitions, during the years shown below materially affect the comparability of this data from one year to another. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     Years Ended September 30,
                            -------------------------------------------
Statement   of   Operations  1992     1993     1994    1995     1996
Data:
                            --------  ------  ------- -------  -------
                              (in thousands, except per share amounts)

Revenue:
   Telecom services         $1,061     4,803   14,854   32,330   87,681
   Network services          4,955    21,006   36,019   58,778   60,116
   Satellite services (1)    1,468     3,520    8,121   20,502   21,297
   Other                       126       147      118       -         -
                            --------  -------  ------- -------  -------
      Total revenue          7,610    29,476   59,112  111,610  169,094

  Operating costs            5,423    18,961   38,165   78,846  135,253
  Selling, general and
   administrative expenses   3,921    10,702   28,015   62,954   76,725
  Depreciation and
   amortization              1,602     3,473    8,198   16,624   30,368
                            --------  -------  -------  ------- -------
    Total operating costs
    and expenses            10,946    33,136   74,378  158,424  242,346
                            --------  -------  ------- -------  -------
  Operating loss            (3,336)   (3,660) (15,266) (46,814) (73,252)
  Interest expense            (525)   (2,523)  (8,481) (24,368) (85,714)
  Other income (expense),
      net                       33        22     (121)  (5,466) (26,819)
                            --------  -------  ------- -------  -------

  Loss before income taxes
   and cumulative
   effect of change in
   accounting               (3,828)   (6,161) (23,868) (76,648)(185,785)
  Income tax benefit           174     1,552       -       -      5,131
  Cumulative effect of
   change in accounting (2)       -         -       -       -    (3,453)
                            --------  -------  ------- -------  -------

  Net loss                 $(3,654)  (4,609)  (23,868) (76,648)(184,107)
                            ========  =======  =======  =======  =======

  Loss per share            $ (0.42)   (0.39)    (1.56)  (3.25)   (6.83)
                            ========  =======  =======  =======  =======
  Weighted average number
   of shares outstanding(3)   8,737   11,671    15,342  23,604   26,955
                            ========  =======  =======  =======  =======
Other Data:

  EBITDA (4)                $(1,734)    (187)   (7,068)(30,190) (42,884)
  Capital expenditures (5)  $12,599   20,685    54,921  88,495  175,148
                                      29



                                         At September 30,
                            -----------------------------------------
Balance Sheet Data:          1992     1993    1994     1995     1996
                            -------  ------- -------  -------  -------
                                         (in thousands)


Working capital (deficit)   $ (392)   7,990   (8,563) 249,089  446,164
Total assets                54,417   95,196  201,991  583,553  939,351
Notes payable and current
 portion of long-
 term debt and capital
 lease obligations             991    7,657   23,118   27,310    8,282
Long-term debt and capital
 lease obligations,
 less current portion       15,565   37,116  104,461  405,535  739,827
Redeemable preferred stock
 of Holdings                      -        -       -   14,986  153,318
Stockholders' equity
 (deficit)                  21,826   34,753   39,782   82,535  (19,588)


(1) Prior to January 1995, revenue from Satellite Services was from the Company's satellite (voice and data) operations and after January 1995, revenue from Satellite Services was from the Company's satellite (voice and data) and maritime communication operations.

(2) Effective January 1, 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Matters - Accounting Changes." As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for the year ended September 30, 1996 reflect a charge of $3.5 million relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting for fiscal year 1996 was not significant. If the new revenue recognition method had been applied retroactively, telecom services revenue would have decreased by $0.3 million, $2.0 million, $0.5 million and $0.7 million for fiscal 1992, 1993, 1994 and 1995, respectively.

(3) Weighted average number of shares outstanding for fiscal years 1992, 1993, 1994 and 1995 represents Holdings-Canada common shares outstanding. Weighted average number of shares outstanding for fiscal 1996 represents Holdings-Canada common shares outstanding for the period October 1, 1995 through August 2, 1996, and represents ICG Common Stock and Holdings-Canada Class A common shares (owned by third parties) outstanding for the period August 5, 1996 through September 30, 1996.

(4)   EBITDA  consists of operating  loss plus  depreciation  and  amortization.
      EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated. See the Company's Consolidated Financial Statements contained elsewhere in this Annual Report.

(5) Capital expenditures include assets acquired under capital leases and through the issuance of debt or warrants.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Overview

      The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist of the Company's CLEC operations. The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1995 revenue. CLECs, formerly known as CAPs, seek to provide an alternative to the ILEC for a full range of telecommunications services in the newly opened regulatory environment. As a CLEC, the Company operates networks and has acquired fiber optic facilities in three regional clusters covering major MSAs in California, Colorado and the Ohio Valley, with an aggregate population of approximately 33.6 million, and in three markets in the Southeast region, with an aggregate population of approximately 2.9 million. Network Services consist of information technology services, network design and installation, and network systems support. Satellite Services consist of maritime and international satellite transmission services. As a leading participant in a rapidly growing industry, the Company has experienced significant growth, with total revenues increasing from $59.1 million for fiscal 1994, to $111.6 million for fiscal 1995 to $169.1 million for fiscal 1996. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks, the acquisition and growth of its network systems integration business and growth in Satellite Services.

     The Company's operating networks have grown from 323 fiber route miles at the end of fiscal 1994 to 2,143 fiber route miles at the end of fiscal 1996. Telecom Services revenue has increased from $14.9 million for fiscal 1994 to $87.7 million for fiscal 1996. The Company has experienced declining access unit prices and increasing price competition which have been more than offset by increasing network usage. The Company expects to continue to experience declining access unit prices for the foreseeable future.

      The Company expects to continue to experience negative operating margins from the provision of switched access services while its networks are in the development and construction phases, during which the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects to realize improved operating margins from switched access services on a given network when (i) increased volumes of traffic and build-out enables such traffic to be carried on the Company's own network instead of ILEC networks, and (ii) higher margin enhanced services are provided to customers on the Company's network. However, the Company's switched access services strategy has not yet been profitable and may not become profitable due to, among other factors, lack of customer demand, competition from other CLECs and pricing pressure from the ILECs.

      The Company believes that the provisions of the Telecommunications Act, including the opening of the local telephone services market to competition, the unbundling of ILEC services and the implementation of local telephone number portability, will facilitate the Company's plan to provide a full array of local telephone services. In order to fully implement its strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure and electronic components. The Company has limited experience providing such services and there can be no assurance that the Company will be successful.

      The continued development, construction and expansion of the Company's business requires significant capital, a large portion of which is expended before any revenue is generated. The Company has experienced, and expects to continue to experience, negative cash flow and significant losses while it expands its operations to provide local telephone services and establishes a sufficient revenue-generating customer base. There can be no assurance that the Company will be able to establish such a customer base. When constructing and relying principally on its own facilities, the Company has experienced a period of up to 18 months from initial design of a network to revenue generation for that network. However, using leased ILEC facilities to provide initial customer service and the Company's new agreements to use utilities' existing fiber, the Company has experienced initial revenue generation within nine months after commencing network design.

      Growth in Satellite Services revenue has resulted principally from the acquisition of Nova-Net Communications, Inc. in May 1994, the acquisition of a 64% interest in MTN in January 1995 and the acquisition of a 90% interest in MCN in March 1996. In May 1992, the Company acquired a 51% interest in Fiber Optic Technologies, Inc., which accounts for most of the Company's Network Services revenue, and the remaining 49% in January 1996. As a result of the significant lag time between commencement of network development and generation of appreciable related Telecom Services revenue, the majority of the Company's revenue prior to fiscal 1996 had been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Services revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its Telecom Services.

Results of Operations

      The following table provides a breakdown of revenue and operating costs for Telecom Services, Network Services and Satellite Services and certain other financial data for the Company for the fiscal years indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.

                                 1994           1995          1996
                                 ----           ----          ----
                               $      %       $       %    $         %
                              ---------      ----------     ----------
                                           (in thousands)
Revenue:
     Telecom services (1)     14,854    25   32,330    29   87,681    52
     Network services         36,019    61   58,778    53   60,116    36
     Satellite services        8,121    17   20,502    18   21,297    12
     Other                       118     *        -     -        -     -
                              ------   ---   ------   ---  -------    ---
Total revenue                 59,112   100  111,610   100  169,094   100
Operating costs
     Telecom services          7,050         21,825         78,705
     Network services         26,334         45,928         46,256
     Satellite services        4,697         11,093         10,292
     Other                        84              -              -
                              ------   ---   ------   ---  -------   ---
Total operating costs         38,165    65   78,846    71  135,253    80
Selling, general and
 administrative               28,015    47   62,954    56   76,725    45
Depreciation and
 amortization                  8,198    14   16,624    15   30,368    18
Operating loss               (15,266)  (26) (46,814)  (42) (73,252)  (43)
EBITDA (2)                    (7,068)  (12) (30,190)  (27) (42,884)  (25)

Supplemental Pro Forma
Data (1):
     Telecom services revenue 14,395    25   31,617    29   87,681    52
     Total revenue            58,653   100  110,897   100  169,094   100
     Operating loss          (15,725)  (27) (47,527)  (43) (73,252)  (43)
     EBITDA (2):              (7,527)  (13) (30,903)  (28) (42,884)  (25)
----------
* Less than 0.5%

(1) During 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "-Accounting Matters-Accounting Changes." As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and is presenting the pro forma effects on prior periods assuming the change had been applied retroactively. See "Selected Financial Data."

(2)  See note 4 under "Selected Financial Data" for the definition of EBITDA.


Fiscal 1996 Compared to Fiscal 1995

           The following information reflects the results of operations for fiscal 1996 compared to the pro forma results of operations for fiscal 1995, assuming the change in accounting for long-term telecom services contracts described in "-Accounting Matters-Accounting Changes" had been applied retroactively.

      Revenue. Revenue for fiscal 1996 increased $58.2 million, or 52%, from fiscal 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services, offset slightly by the loss in revenue resulting from the sale of four of the Company's teleports. Telecom Services revenue increased 177% to $87.7 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average unit prices. Switched services revenue increased from $7.2 million (22% of Telecom Services revenue) for fiscal 1995, to $51.6 million (59% of Telecom Services revenue) for fiscal 1996, of which $14.9 million relates to revenue from Zycom compared to $1.4 million in fiscal 1995. $10.6 million of the increase in Zycom revenue relates to changes in reporting Zycom revenue due to the Company having entered into long-term contracts with its major customers. Network usage as reflected in voice grade equivalents ("VGEs") increased 47% from 430,535 VGEs on September 30, 1995, to 630,697 VGEs on September 30, 1996. On September 30, 1996, the Company had 2,067 buildings connected to its networks compared to 1,375 buildings connected on September 30, 1995. Consistent with expectations, Network Services revenue growth has been moderate, increasing from $58.8 million to $60.1 million, while the Company continues to reposition its systems and operations to better manage its bottom line growth. Satellite Services revenue increased 4% to $21.3 million for fiscal 1996 primarily due to increased maritime minutes of use from cruise ships offset in part by the decrease resulting from the sale of four of the Company's teleports. Satellite Services revenue for fiscal 1995 and 1996, on a pro forma basis to reflect the sale of teleports, was $11.4 million and $18.9 million, respectively. Satellite Services revenue decreased $0.4 million from the third quarter of fiscal 1996 to the fourth quarter of fiscal 1996. The decrease in revenue was primarily due to three navy vessels being in "dry dock" which resulted in significantly less revenue from navy vessels.

      Operating costs. Total operating costs for fiscal 1996 increased $56.4 million, or 72%, from fiscal 1995. Telecom Services operating costs increased from $21.8 million, or 69% of Telecom Services revenue for fiscal 1995, to $78.7 million, or 90% of Telecom Services revenue for fiscal 1996. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support off-net and switched access services, network operating costs, right of way fees and other costs. Network operating costs, which were previously classified as selling, general and administrative expenses, have been included in operating costs beginning in fiscal 1996 in order to conform with current industry practice. Such expenses amounted to $2.1 million and $13.7 million in fiscal 1995 and fiscal 1996, respectively. All prior year information has been restated to conform with this year's presentation. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the expansion in off-net special service offerings. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched services revenue, which generates lower margins than special access services due to the costs associated with reselling ILEC network facilities. The Company expects that the Telecom Services ratio of operating costs to revenue will continue to increase until the Company carries more traffic on its own facilities rather than the ILEC facilities, provides a greater volume of higher margin enhanced services, including local telephone services, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur. Network Services operating costs increased 1% to $46.3 million and decreased as a percentage of Network Services revenue from 78% for fiscal 1995 to 77% for fiscal 1996. Network Services operating costs includes the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs decreased to $10.3 million for fiscal 1996, from $11.1 million for fiscal 1995. Satellite Services operating costs as a percentage of revenue also declined to 48% for fiscal 1996, compared to 54% for fiscal 1995. The decrease both in absolute dollars and as a percentage of revenue is attributable to the decline in revenue resulting from the sale of four of the Company's teleports, partially offset by an increase in higher margin maritime services revenue at MTN. Satellite Services operating costs consists of MTN and MCN space segment transponder costs, VSAT network costs and costs of VSAT equipment sold and satellite transponder lease costs (for the prior period and for the three months ended December 31, 1995). Revenue from teleport operations historically have yielded lower gross margins than maritime services revenue. Gross margins for Satellite Services has improved, and should continue to improve, as a result of the sale of the teleports. The expectation described in the foregoing forward-looking statement is dependent upon, among other things, increased Satellite Services revenue from the cruise ship, U.S. Navy and commercial shipping telephone services business, the absence of increased competition in this market and the absence of new technology which potentially could render the Company's leased satellite facilities obsolete.

      Selling, general and administrative ("SG&A") expense. SG&A expense for fiscal 1996 increased $13.8 million, or 17%, compared to fiscal 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, marketing and sales staff dedicated to the expansion of the networks and implementation of the Company's switched services strategy and development of local telephone services. A portion of the increase was also attributable to approximately $1.8 million of legal, accounting, and SEC filing fees incurred in the reincorporation of the Company as a new publicly traded U.S. corporation, ICG Communications, Inc. and approximately $1.3 million of consulting fees related to various process improvement initiatives. SG&A expense as a percentage of total revenue was 45% for fiscal 1996, compared to 57% for fiscal 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. Network operating costs, which were previously classified as selling, general and administrative expenses, have been included in operating costs beginning in fiscal 1996 in order to conform with current industry practice. Such expenses amounted to $2.1 million and $13.7 million in fiscal 1995 and 1996, respectively. All prior year information has been restated to conform with the current year's presentation. The Company expects SG&A expense for Telecom Services to increase over the near term as a result of hiring new staff to facilitate the development and marketing of local telephone services. SG&A expense for Network Services increased due to increased engineering, marketing and sales staff to support growth in network system installations. Satellite Services SG&A expense increased primarily due to the growth of MTN and MCN.

      Depreciation and amortization. Depreciation and amortization increased $13.7 million, or 83%, for fiscal 1996 compared to fiscal 1995. Depreciation of fixed assets increased by approximately $7.0 million as a result of the shortening of estimated depreciable lives discussed in "-Accounting Matters-Accounting Changes," and an increase in depreciable fixed assets due to the continued expansion of competitive exchange networks. The increase in depreciation expense was offset slightly due to the decrease in depreciable assets resulting from the sale of four of the Company's teleports. The Company reports high levels of depreciation relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight line method despite the low rate of capacity utilization in the early stages of network operation.

      Interest expense. Interest expense increased by $61.3 million, from $24.4 million for fiscal 1995 to $85.7 million for fiscal 1996, which included $66.5 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 13 1/2% Senior Discount Notes (the "13 1/2% Notes") issued in August 1995 and the 12 1/2% Senior Discount Notes (the "12 1/2% Notes") issued in April 1996, and an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment and the expansion of the Company's competitive exchange networks. Also included in interest expense is a charge of approximately $11.5 million for the payments made to holders of the 13 1/2% Notes with respect to consents to amendments to the indenture governing the 13 1/2% Notes in order to permit the 1996 Private Offering (as defined herein) in April 1996.

      Interest income. Interest income increased $15.1 million from fiscal 1995. The increase is attributable to the increase in cash from the proceeds of the issuance of 13 1/2% Notes in August 1995 and 12 1/2% Notes in April 1996.

      Share of losses in joint venture. Share of losses in the Phoenix network joint venture, in which the Company holds a 50% equity interest, increased $1.1 million, or 145%, from fiscal 1995 to $1.8 million for fiscal 1996 due to increased losses resulting from the continued expansion and implementation of switched services. The Company intends to sell its interest in the Phoenix network and, accordingly, share of losses in joint venture will cease upon completion of such sale.

     Provision for impairment of goodwill, investment and notes receivable. Provision for impairment of goodwill, investment and notes receivable increased $2.9 million from fiscal 1995 to $9.9 million for fiscal 1996. The current year amount includes valuation allowances for the amounts receivable for advances made to the Phoenix network joint venture included in long-term notes receivable ($5.8 million), the investment in the Melbourne network ($2.7 million) and the note receivable from NovaComm, Inc. ($1.3 million). The allowances were a result of management's estimate of the realizable value of the assets as of September 30, 1996.

      Other, net. Other, net increased $8.4 million for fiscal 1996 from $0.8 million for fiscal 1995 due primarily to the loss on the sale of four of the Company's teleports and certain other satellite assets ($1.1 million), the write-off of certain assets ($2.5 million), settlement costs of certain litigation ($1.2 million) and the write-off of deferred financing costs upon conversion or settlement of debt ($2.7 million).

      Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock increased $24.2 million, from $1.1 million for fiscal 1995 to approximately $25.3 million for fiscal 1996. The increase is due to the accretion of the Unit Warrants (as defined herein) ($14.4 million) and issue costs ($1.1 million) associated with the issuance of the 12% redeemable Preferred Stock of Holdings (the "Redeemable Preferred Stock"), accretion of issue costs associated with the 14 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") ($0.2 million), accrual of the preferred stock dividend on the Redeemable Preferred Stock ($2.1 million) and the Exchangeable Preferred Stock ($9.1 million) and the excess redemption price over the stated value of the convertible Series B
Preferred Stock of Holdings-Canada ("Convertible Preferred Stock of Holdings-Canada") ($1.0 million), partially offset by the minority interest in losses of subsidiaries.

     Income tax benefit. Income tax benefit for fiscal 1996 was $5.1 million. The income tax benefit is due to an adjustment to the deferred tax liability as a result of the change in estimated depreciable lives.

     Cumulative effect of change in accounting for revenue from long-term telecom services contracts. The increase in cumulative effect of change in accounting for revenue from long-term telecom services contracts is due to the change in accounting as described in "-Accounting Matters-Accounting Changes."

Fiscal 1995  Compared  to Fiscal 1994

     The following information reflects the results of operations for fiscal 1995 compared to the pro forma results of operations for fiscal 1994, assuming the change in accounting for long-term telecom services contracts described in "-Accounting Matters-Accounting Changes" had been applied retroactively.

      Revenue. Revenue for fiscal 1995 increased $52.2 million, or 89%, from fiscal 1994, reflecting continued growth in Telecom Services, Network Services and Satellite Services operations. Telecom Services revenue increased 120% to $31.6 million. The increase in Telecom Services revenue reflects an increase in network usage, which was partially offset by a decline in average unit prices, and the acquisition in April 1994 of networks in the Los Angeles and San Francisco metropolitan areas, which were included for the full year in fiscal 1995. Network usage as reflected in VGEs increased 92% from 224,072 VGEs on September 30, 1994 to 430,535 VGEs on September 30, 1995. On September 30, 1995, the Company had 1,375 buildings connected to its networks compared to 776 buildings connected on September 30, 1994. Network Services revenue increased 63% to $58.8 million primarily from the acquisition of DataCom Integrated Systems Corporation ("DISC"), which was included for the full year in fiscal 1995 and which subsequently merged into Network Services, as well as from new network system installations. The increase in network system installations resulted from additional projects from existing customers and an increase in general demand for local area networks due to increased business networking requirements. Satellite Services revenue increased 152% to $20.5 million for fiscal 1995, which resulted principally from the acquisitions of Nova-Net, MTN and teleports located in the metropolitan Atlanta and New York areas which generated $3.9 million, $7.5 million and $4.4 million in revenue, respectively, for fiscal 1995. Satellite Services revenue for fiscal 1995, as adjusted to reflect the sale of four of the Company's teleports was $11.4 million.

      Operating costs. Total operating costs for fiscal 1995 increased $40.7 million, or 107%, from fiscal 1994. Telecom Services operating costs increased from $7.1 million, or 49% of Telecom Services revenue for fiscal 1994, to $21.8 million, or 69% of Telecom Services revenue for fiscal 1995. Telecom Services operating costs increased in absolute terms as well as a percentage of revenue due to an expansion in off-net service offerings, for which the Company leases network facilities from local telephone companies, and the implementation of switched services, which generated negative margins due to the costs associated with reselling ILEC network facilities. Network operating costs, which were previously classified as SG&A, have been included in operating costs beginning in fiscal 1996 in order to conform with current industry practice. Such expenses amounted to $2.6 million and $2.1 million in fiscal 1994 and 1995, respectively. All prior year information has been restated to conform with the 1996 presentation. Network Services operating costs increased 74% to $45.9 million primarily due to an increased volume of Network Services business. Network Services operating costs as a percentage of revenue increased from 73% for fiscal 1994 to 78% for fiscal 1995 due to rapid expansion and the inclusion in Network Services operating costs of project managers and operations personnel directly associated with network systems projects in fiscal 1995, which were treated as SG&A costs in 1994. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs increased to $11.1 million, or 54% of Satellite Services revenue, for fiscal 1995, from $4.7 million, or 58% of Satellite Services revenue, for fiscal 1994. This increase in absolute terms was attributable to an increased volume of Satellite Services business primarily due to the acquisition of Nova-Net and MTN, and increased usage of leased satellite transponders. The decrease in operating costs as a percentage of revenue is attributable to the higher margins associated with MTN, which represented a larger portion of Satellite Services revenue in fiscal 1995, as opposed to video and data transmission services.

      Selling, general and administrative expense. SG&A expense for fiscal 1995 increased $34.9 million, or 125%, compared to fiscal 1994. This increase was principally due to the continued rapid expansion of the Company's networks, including the acquisition of networks in the Los Angeles and San Francisco metropolitan areas during the third quarter of fiscal 1994 and related significant additions to the Company's management information systems, marketing and sales staffs dedicated to the expansion of the networks and implementation of the Company's switched services strategy. SG&A expense as a percentage of total revenue was 57% for fiscal 1995 compared to 48% for fiscal 1994. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or developed networks. Network operating costs, which were previously classified as SG&A, have been included in operating costs beginning in fiscal 1996 in order to conform with industry practice. Such expenses amounted to $2.6 million and $2.1 million in fiscal 1994 and 1995, respectively. All prior year information has been restated to conform with the fiscal 1996 presentation. SG&A expense for Network Services increased due to increased engineering, marketing and sales staff to support increased growth in network systems installations. Satellite Services SG&A increased due to the acquisitions of teleports in metropolitan Atlanta and New York, the acquisition of the Company's VSAT operations during the third quarter of fiscal 1994, and the acquisition of MTN during the second quarter of fiscal 1995.

      Depreciation and amortization. Depreciation and amortization increased $8.4 million, or 103%, for fiscal 1995 compared to fiscal 1994. This increase resulted from an increased investment in depreciable fixed assets as a result of the acquisition of new networks and the expansion of existing networks and Satellite Services facilities.

      Interest expense. Interest expense increased $15.9 million, from $8.5 million for fiscal 1994 to $24.4 million for fiscal 1995, which included $15.1 million of non-cash interest. This increase was attributable to an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment and an increase in long-term debt, primarily the 13 1/2% Notes issued in the fourth quarter of fiscal 1995 to finance the expansion of the Company's networks.

     Interest income. Interest income increased $2.4 million, or approximately 133%, from fiscal 1994. The increase is attributable to the increase in cash from the proceeds of the issuance of the 13 1/2% Notes in August 1995.

     Provision for impairment of goodwill, investment and notes receivable. The $7.0 million provision for impairment of goodwill, investment and notes receivable for fiscal 1995 is a result of a $5.0 million write-down in the goodwill associated with the acquisition of Nova-Net and a $2.0 million allowance for an investment. The write-downs and allowance were a result of management's estimate of the realizable value of the assets as of September 30, 1995.

      Share of losses of joint venture. The Company has a 50% equity interest in a joint venture operating the Phoenix network. Using the equity accounting method, the Company's share of losses in the Phoenix network joint venture was approximately $0.7 million for fiscal 1995. The Company began recording losses from the joint venture in the second quarter of fiscal 1994. The loss from joint venture recorded in fiscal 1994 includes $0.4 million for losses incurred prior to fiscal 1994.

Quarterly Results

      The following table presents selected unaudited quarterly operating results for fiscal 1995 and 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. ICG's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another.





                               Fiscal 1995                        Fiscal 1996
                     ----------------------------------  -----------------------------------
                    1st     2nd     3rd    4th       1st    2nd     3rd         4th
                    ------  ------- ------ -------  ------- ------- -------     -------
                          (in thousands, except Statistical Data)

Statement of
 Operations Data:
Revenue:
 Telecom services   $ 5,795   7,039   9,173  10,323  13,513   17,635    24,371   32,162
 Network services    15,293  13,496  14,061  15,928  15,718   13,973    14,679   15,746
 Satellites
 services             3,546   5,387   5,825   5,744   6,168    4,336     5,596    5,197
                     ------  ------ -------  ------ --------  ------  -------- --------
Total revenue        24,634  25,922   29,059  31,995  35,399  35,944   44,646    53,105

Operating loss      (6,664) (10,625) (12,443)(17,082)(15,258)(15,823) (20,262)  (21,909)
EBITDA              (3,333)  (6,849)  (7,846)(12,162)(10,339) (8,381) (11,207)  (12,957)
Net loss before
 cumulative effect
 of change
 in accounting      (9,533) (13,508)(15,916) (37,691) (31,189)(26,939)(64,721)  (57,805)
Cumulative effect
 of change in
 accounting (1)           -       -       -       -    (3,453)      -       -         -
Net loss           $(9,533) (13,508)(15,916) (37,691) (34,642)(26,939)(64,721)  (57,805)
                    ======  ======= ======= ========  ======= =======  =======   =======

Supplemental Pro
 Forma Data (1):

Telecom services
 revenue             5,525    6,669   8,835   10,588    13,513  17,635  24,371   32,162
Total revenue       24,364   25,552  28,721   32,260    35,399  35,944  44,646   53,105
EBITDA              (3,603)  (7,219) (8,184) (11,897)  (10,339) (8,381)(11,207) (12,957)
Net loss            (9,803) (13,878)(16,254) (37,426)  (34,642)(26,939)(64,721) (57,805)

Statistical Data (2):

Telecom services:
  Buildings
   connected:
    On-net            244       251     273      280      304      327     384      478
    Off-net           628       777     978    1,095    1,235    1,401   1,493    1,589
                   ------   ------- -------    ------  ------ --------  -------   ------
       Total          872     1,028   1,251    1,375    1,539    1,728   1,877    2,067
buildings connected
   Customer circuits
   in service
   (VGEs)        259,219    287,167 389,928  430,535  488,403  510,755 551,881  630,697
   Switches
    operational        2          6      12       13       13       13      13       14
   Switched
    minutes of use
   (in millions)      10         32      97      144      235      362     475      563
 Fiber route
   miles (3)
   Operational       424        466     579      627      637      780     886    2,143
    Under
     construction      -          -       -        -        -        -       -      869
  Fiber strand
   miles (4)
   Operational    19,049     21,811  25,264   27,150   28,779   36,310  45,098   70,067
    Under
    construction       -          -       -        -        -        -       -   40,533
  Wireless
   miles(5)          606        606     606      568      545      582     483      491
Satellite services:
   VSATs             682        694     687      626      633      658     659      835
   C-Band
    installations (6)  -         17      25       28       33       36      48       48
   L-Band
    installations (7)  -          -       -        -        -        3      53      109
   Maritime
    minutes of use
    (in thousands)(8)  -        251     207      210      435      407     505      515
 -----------

(1) Effective January 1, 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "-Accounting Matters-Accounting Changes." As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and is presenting the pro forma effects on prior periods assuming the change had been applied retroactively.

(2) Amounts presented are for three-month periods ended, or as of, the end of the period presented.

(3) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of September 30, 1996, the Company had 2,143 fiber route miles, of which 165 fiber route miles were leased. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(4) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of September 30, 1996, the Company had 70,067 fiber strand miles, of which 2,465 fiber strand miles were leased. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(5) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(6) C-Band installations service cruise ships, navy vessels and offshore oil platform installations.

(7) L-Band installations service smaller maritime installations, and both mobile and fixed land-based units.

(8) Reflects minutes of use for C-Band installations on cruise ships and, since the three months ended June 30, 1996, also includes minutes of use for L-Band installations. Maritime minutes of use had previously included C-Band installations on navy vessels. However, due to changes in agreements with certain of the navy vessels, the revenue has been negotiated at a fixed monthly rate and does not bear a direct relationship to the minutes of use.


      The Company's consolidated revenue has increased every quarter since the first fiscal quarter of 1992, primarily due to the installation and acquisition of new networks, the expansion of existing networks and increased services provided over existing networks. From the third quarter of fiscal 1993 until the sale of four teleports in the second quarter of 1996, Satellite Services also contributed to the quarterly revenue growth.

      Operating and net losses have generally increased immediately preceding and during periods of relatively rapid network acquisition and expansion activity. The increased quarterly losses from the first quarter of fiscal 1995 through the fourth quarter of fiscal 1996 resulted primarily from increases in personnel and other SG&A expenses to support the acquisition and expansion of Telecom Services networks, the implementation of the Company's switched services strategy and development of local telephone services.

      Individual operating units may experience variability in quarter to quarter revenue due to (i) the timing and size of contract orders, (ii) the timing of price changes and associated impact on volume and (iii) customer usage patterns.

 Net Operating Loss Carryforwards

     As of September 30, 1996, the Company had net operating loss carryforwards ("NOLs") of approximately $135.5 million, which expire in varying amounts through 2010. However, due to the provisions of Section 382, Section 1502 and certain other provisions of the Internal Revenue

Code (the "Code"), the utilization of a portion of the NOLs will be limited. In addition, the Company is also subject to certain state income tax laws, which may also limit the utilization of NOLs.

     Section 382 of the Code provides annual restrictions on the use of NOLs, as well as other tax attributes, following significant changes in ownership of a corporation's stock, as defined in the Code. Investors are cautioned that future events beyond the control of the Company could reduce or eliminate the Company's ability to utilize the tax benefits of its NOLs. Future ownership changes under
Section 382 will require a new Section 382 computation which could further restrict the use of the NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

Liquidity and Capital Resources

      The Company's total assets have increased from $202.0 million at September 30, 1994 to $939.4 million at September 30, 1996. The Company's growth has been funded through a combination of equity, debt and lease financing including, most recently, the 1996 Private Offering in April 1996. As of September 30, 1996, the Company had current assets of $506.3 million, including $457.9 million of cash and short-term investments, which exceeded current liabilities of $60.2 million, providing working capital of $446.1 million. The Company invests any excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business.

 Cash Used By Operating Activities

      The Company's operating activities used $7.5 million, $43.0 million and $47.4 million in fiscal 1994, 1995 and 1996, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation, deferred interest expense, preferred dividends on subsidiary preferred stock and changes in working capital items.

      The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund future expansion of existing networks or the construction and acquisition of new networks in the near term.

 Cash Used By Investing Activities

      Cash used by investing activities was $51.5 million, $71.3 million and $131.2 million (net of $21.6 million received in connection with the sale of certain satellite equipment, including four teleports) in fiscal 1994, 1995 and 1996, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $43.2 million, $49.8 million and $120.1 million for fiscal 1994, 1995 and 1996, respectively. The Company will continue to use cash in fiscal 1997 for the construction of new networks and the expansion of existing networks. The Company acquired assets under capital leases and through the issuance of debt or warrants of $11.7 million, $38.7 million and $55.0 million in fiscal 1994, 1995 and 1996, respectively. The majority of assets acquired under capital leases and through the issuance of debt during fiscal 1995 was for the purchase and installation of 12 of the Company's 14 high capacity digital switches to provide switched services in Birmingham, Charlotte, Cleveland, Columbus, Irvine, Los Angeles,
 Louisville, Melbourne, Nashville, Oakland, Phoenix and Sacramento. Assets purchased during the year ended September 30, 1996 under capital leases primarily consisted of fiber optic networks included in the SCE agreement.

      In January 1994, the Company committed to provide financing to its joint venture in Phoenix, of which $6.9 million and $11.7 million had been provided through September 30, 1995 and 1996.

      The acquisition in January 1995 of a 64% interest in MTN, $4.4 million notes receivable from MTN and consulting and non-compete agreements valued at an aggregate of approximately $0.3 million, required cash payments of $9.0 million, the surrender and cancellation of a $0.6 million note and the issuance of approximately $5.1 million in Holdings-Canada common shares. The Company also agreed to fund $2.7 million in MTN working capital requirements. In addition, the Company has agreed that if MTN has not completed an initial public offering of its common stock by January 3, 1998, the Company will, at the option of the minority shareholders, buy the minority shares of MTN at the then fair market value.

      The Company owns approximately 70% of the issued and outstanding common stock of Zycom Corporation (Alberta, Canada), Zycom Corporation (Texas) and Zycom Network Services, Inc. (collectively, "Zycom"). In March 1995, the Company acquired a 56% equity interest in Zycom for approximately $3.2 million, consisting of $0.6 million in cash, the conversion of a $2.0 million note receivable to equity of Zycom and the assumption of $0.6 million in debt. In July 1995, the Company purchased an additional 2% of Zycom common stock held by Zycom's former president and chief executive officer for approximately $0.2 million. In March 1996, the Company acquired an additional approximate 12% equity interest in Zycom by converting a $3.2 million receivable due from Zycom.

     In March 1996, the Company completed the sale of four teleports and certain other satellite equipment for approximately $21.6 million in cash.

     In November 1995, the Company entered into a 25-year agreement with CPS, a municipally owned electric and gas utility, to license half of the capacity on a 300-mile fiber optic network (60 miles of which currently exist) in greater San Antonio. Pursuant to this agreement the Company has provided a $12.0 million irrevocable letter of credit to finance the Company's portion of the construction costs. The letter of credit is secured by cash collateral of $13.3 million.

     On January 3, 1996, the Company acquired the remaining 49% minority interest in Fiber Optic Technologies, Inc., resulting in it becoming a wholly owned subsidiary. Consideration for the acquisition was $2.0 million in cash and 66,236 Holdings-Canada common shares valued at $0.8 million, for total consideration of $2.8 million.

     In February 1996, the Company invested $4.0 million and in April 1996 invested $6.0 million to acquire a 60% interest in, and become the general partner of, ICG Telecom of San Diego.

     In February 1996, the Company entered into a long-term agreement with WorldCom under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. An aggregate of approximately $2.7 million has been paid by the Company through September 30, 1996.

     In March 1996, the Company and SCE jointly filed an agreement with the California PUC under which the Company will license 1,258 miles of fiber optic cable in Southern California. An aggregate of approximately $3.9 million has been paid by the Company through September 30, 1996.

     In March 1996, the Company entered into a long-term agreement with Southern for the right to use 22 miles of existing fiber and 122 miles of additional rights of way and facilities to reach the three major business centers in Birmingham, for which the Company paid Southern $2.9 million.

     In August 1996, the Company acquired the SS7 business of Pace Network Systems, Inc. for $1.8 million.

 Cash Provided By Financing Activities

     Financing activities provided $49.4 million, $377.8 million and $360.2 million in fiscal 1994, 1995 and 1996, respectively. The funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses were obtained through public and private offerings of Holdings-Canada common shares, the 12 1/2% Notes and Exchangeable Preferred Stock, units (the "Units") consisting of the 13 1/2% Notes and warrants (the "Unit Warrants"), the Redeemable Preferred Stock, 8% Convertible Subordinated Notes and 7% Convertible Subordinated Notes (together the "Convertible Subordinated Notes") and Convertible Preferred Shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities. Such funds were obtained from the following sources:
     I. On April 30, 1996, Holdings completed a private placement of the 12 1/2% Notes and 150,000 shares of the Exchangeable Preferred Stock (the "1996 Private Offering") for aggregate net proceeds of approximately $433.0 million. The net proceeds of the 1996 Private Offering, along with the balance of the net proceeds from the private placement of the Units in August 1995 (the "1995 Private Offering"), will improve the Company's operating and financial flexibility over the near term. The Company believes its liquidity improved because (a) the 12 1/2% Notes do not require the payment of cash interest until 2001 and (b) Holdings has the option to pay dividends on the Exchangeable Preferred Stock in additional shares of Exchangeable Preferred Stock through May 1, 2001, and the Exchangeable Preferred Stock is not mandatorily redeemable until 2007. Approximately $35.3 million of the proceeds from the 1996 Private Offering were used to redeem the Redeemable Preferred Stock issued in connection with the 1995 Private Offering ($30.0 million), pay accrued preferred dividends ($2.6 million) and to repurchase 916,666 of redeemable warrants (the "Redeemable Warrants") ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the 13 1/2% Notes indenture to permit the 1996 Private Offering. During the fourth quarter of fiscal 1996, the 12 1/2% Notes and the Exchangeable Preferred Stock were exchanged for 12 1/2% Notes and Exchangeable Preferred Stock registered under the Securities Act of 1933 (the "Securities Act"). The 1996 Private Offering consisted of:

          A. The 12 1/2% Notes: The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on May 1, 2006. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and
               November  1,  commencing   November  1,  2001.

          B. Exchangeable Preferred Stock: Dividends on the Exchangeable Preferred Stock are cumulative at a rate of 14 1/4% per annum and are payable quarterly each February 1, May 1, August 1 and November 1, commencing August 1, 1996. The Exchangeable Preferred Stock has a liquidation preference of $1,000 per share, plus accrued and unpaid dividends, and is mandatorily redeemable in 2007. The Exchangeable Preferred Stock is exchangeable, at the option of Holdings, into 14 1/4% Senior Subordinated Exchange Debentures of ICG due 2007, at any time after the exchange is permitted under certain indenture restrictions.

     II. In the fourth quarter of fiscal 1995, the Company completed the 1995 Private Offering, consisting of the 13 1/2% Notes and the Unit Warrants, and sold the Redeemable Preferred Stock and the Redeemable Warrants to improve its operating and financial flexibility over the near term. The Company believes its liquidity improved because the 13 1/2% Notes do not require the payment of cash interest until 2001 and do not require payment of principal until maturity in 2005. In January 1996, the 13 1/2% Notes were exchanged for 13 1/2% Notes registered under the Securities Act. The 1995 Private Offering consisted of:

          A. 1995 Private Offering: In August 1995, Holdings-Canada and Holdings issued and sold the Units for net proceeds of $286.4 million. The 13 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on September 15, 2005. Interest is payable each March 15 and September 15 commencing March 15, 2001.

          B. Preferred Stock Placement: Simultaneously with the closing of the Unit Offering, Holdings issued the Redeemable Preferred Stock to Princes Gate Investors, L.P., an affiliate of Morgan Stanley & Co. Incorporated ("Morgan Stanley"), and related investors (collectively, "PGI"), together with 916,666 Redeemable Warrants and warrants to purchase 1,833,334 Holdings-Canada common shares (the "PGI Warrants") (the "Preferred Stock Placement"). The Redeemable Preferred Stock accrued dividends quarterly at an annual rate of 12% per annum. On April 30, 1996, the Redeemable Preferred Stock and the Redeemable Warrants were redeemed with a portion of the proceeds from the 1996 Private Offering. In June 1996, 1,333,334

               PGI warrants were exercised through a cashless exercise in which 909,190 Holdings-Canada common shares were issued.

     III. As an interim financing arrangement, in July 1995, Holdings-Canada, Holdings and certain subsidiaries of Holdings entered into a Note Purchase Agreement with Morgan Stanley Group Inc. ("Morgan Stanley Group") and PGI for up to $35.0 million of Senior Secured Notes and issued warrants to Morgan Stanley to purchase 800,000 Holdings-Canada common shares and warrants to PGI to purchase 600,000 Holdings-Canada common shares. Proceeds from the 1995 Private Offering and the Preferred Stock Placement were used to repay principal and interest (approximately $6.0 million) on all Senior Secured Notes purchased by Morgan Stanley Group. In connection with such repayment, warrants to purchase 280,000 Holdings-Canada common shares issued to Morgan Stanley Group were returned and canceled. In June 1996, 520,000 warrants were exercised through a cashless exercise in which 362,461 Holdings-Canada common shares were issued.

     IV. Public Offering of Holdings-Canada Common Shares: In October 1994, Holdings-Canada and an unaffiliated shareholder completed the sale of 6,900,000 Holdings-Canada common shares at a price of $14.00 per share in a public offering, of which 5,716,853 Holdings-Canada common shares were sold by Holdings-Canada for net proceeds of approximately $74.3 million. The Company used $6.9 million of such proceeds to repay a note issued in April 1994 in connection with its purchase of the telecom network assets of Mtel Digital Services, Inc. in Los Angeles.

     V. Convertible Subordinated Long-Term Debt Financing: Holdings-Canada issued and sold $18.0 million principal amount of 8% Convertible Subordinated Notes in September 1993. As of September 30, 1996, all of the 8% Convertible Subordinated Notes and approximately $3.2 million of the interest on such notes had been converted to 1,358,968 Holdings-Canada common shares. An additional $47.8 million principal amount of 7% Convertible Subordinated Notes were issued and sold in October 1993. Interest on these notes was payable in cash or in kind, at the option of Holdings-Canada. Holdings-Canada has paid the first five interest installments of interest by issuing additional interest notes (the "Interest Notes"). During fiscal 1996, the Company notified the holders of the 7% Convertible Subordinated Notes of its intent to redeem the 7% Convertible Subordinated Notes. As of September 30, 1996, $47.8 million of the 7% Convertible Subordinated Notes and approximately $7.9 million of the interest on such notes and interest on the Interest Notes had been converted to 3,123,116 Holdings-Canada common shares. In addition, $88,967 in interest was paid to the trustee to pay in full the interest associated with the remaining $0.5 million of Interest Notes which are in the process of being converted.

     VI. Private Equity Financing: In February 1994, William W. Becker, a director of ICG and Holdings-Canada, purchased 600,000 Holdings-Canada common shares for $3.8 million pursuant to an outstanding warrant obtained in February 1992. In May and June 1995, Holdings-Canada raised $4.0 million in a private placement of 595,000 Holdings-Canada common shares and $16.0 million ($15.2 million net proceeds) in private placements of Convertible Preferred Shares. A portion of the proceeds from the Unit Offering and the Preferred Stock Placement has been used to repurchase $10.0 million of the Convertible Preferred
          Shares and the remaining $6.0 million of the Convertible Preferred Shares have been converted to 783,657 Holdings-Canada common shares.

     VII. Lease Financing: During fiscal 1995, the Company used lease financing of $24.5 million for the acquisition of 12 digital switches. A capital lease agreement with AT&T Capital Corporation provided $18.2 million for the acquisition of 9 digital switches from Lucent Technologies, Inc. (formerly AT&T Network Systems) bearing interest at 7.6%. The Company may purchase these switches in 2001 for 30% of the original price. Additional capital lease obligations for three other switches totaled $6.3 million, bearing interest at rates ranging from 11.8% to 13.0%.

          In March 1996, the Company entered into a 25-year agreement with SCE under which the Company will license 1,258 miles of fiber optic cable in Southern California. The agreement also allows the Company to utilize SCE's facilities to install up to 500 additional miles of fiber optic cable. Under the terms of the agreement, the Company will pay SCE an annual fee for ten years, certain fixed quarterly payments, including a quarterly payment equal to a percentage of network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement (consisting of the annual fee and fixed quarterly payments) totaled approximately $149.7 million at September 30, 1996.

     VIII.Working Capital Sources: FOTI and its subsidiaries had a $4.0 million working capital line of credit (the "FOTI Line of Credit") which bore interest at the prime rate plus 5.0% per annum and was due on demand. At September 30, 1995, the outstanding borrowings under the FOTI Line of Credit totaled approximately $3.7 million. In December 1995, the Company refinanced the FOTI Line of Credit as part of a short-term facility with Norwest Bank Colorado, N.A. ("Norwest") (see IX. below). Also, FOTI has a $4.5 million working capital line of credit, of which $1.4 million was outstanding as of September 30, 1996, with a supplier that provides goods and services that are used in network system integration installations.

     IX. Short-Term Credit Facility: In December 1995, Holdings obtained a short-term credit facility with Norwest to refinance certain of the Company's debt. The credit facility provided for $17.5 million in short-term financing with interest at 2.5% above the Money Market Account yield. The Company paid off this debt and accrued interest in March 1996.

 Capital Expenditures

      The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures were $54.9 million, $88.5 million and $175.1 million (including assets acquired under capital leases and through the issuance of debt) in fiscal 1994, 1995 and 1996, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $300.0 million through the end of 1997 and continued significant capital expenditures thereafter. To facilitate the expansion of its switched services strategy, the Company entered into a seven-year, $1.0 billion equipment purchase agreement with Lucent in September 1996 for a full range of switching systems, fiber, network electronics, software and services. Actual capital expenditures will depend on numerous factors beyond the Company's control or ability to predict. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of capital.

 General

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisitions. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow.

     In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and early 1998. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capital leases and other financing arrangements. The Company may require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

Accounting Matters

Accounting Changes

      During 1996, the Company changed its method of accounting for long-term telecom services contracts. Under the new method, the Company recognizes revenue as services are provided and continues to charge direct selling expenses to operations as incurred. The Company had previously recognized revenue in an amount equal to the noncancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer, to the extent of direct installation and selling expense incurred in obtaining customers during the period in which such revenue was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract had been recognized ratably over the remaining noncancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry.

      As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for the year ended September 30, 1996 include a charge of $3.5 million ($0.13 per share) relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting was not significant for fiscal 1996. If the new revenue recognition method had been applied retroactively, Telecom Services revenue would have decreased by $0.5 million and $0.7 million for fiscal 1994 and 1995, respectively. See the Company's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Annual Report.

      In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives have been made on a prospective basis, beginning January 1, 1996. This change in estimate increased depreciation expense during fiscal year 1996 by approximately $7.0 million ($0.26 per share). The change would have had an estimated annual effect of approximately $9.0 million had the change been in effect for the entire year. Deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $5.3 million.

New Accounting Standards

      Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"), was issued in March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995 and was adopted by the Company as of October 1, 1996. The adoption of SFAS 121 did not have a significant effect on the consolidated financial statements of the Company.

      Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Entities electing to remain with the accounting method prescribed in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its stock-based compensation using the accounting method prescribed by Opinion 25 and does not currently expect to adopt the accounting method prescribed by SFAS 123. However, the Company will include the pro forma disclosures required by SFAS 123 for periods beginning subsequent to September 30, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company appear on page F-1 of this Annual Report. The financial statement schedule required under Regulation S-X is filed pursuant to Item 14 of this Annual Report, and appears on page S-1 of this Annual Report.

          Selected quarterly financial data required under this Item is included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                              PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     ICG's corporate charter provides that Directors serve staggered three-year terms. The Directors of ICG will hold office until the designated annual meeting of stockholders and until their successors have been elected and qualified or until their death, resignation or removal.

     There are  currently  four  committees  of the Board of  Directors  of ICG:
Executive Committee, Audit Committee, Compensation Committee and Stock Option Committee. The Executive Committee provides Board oversight for the operations of the Company between Board meetings. The Audit Committee reviews the services provided by the Company's independent auditors, consults with the independent auditors on audits and proposed audits of the Company and reviews certain filings with the Securities and Exchange Commission and the need for internal auditing procedures and the adequacy of internal controls. The Compensation Committee determines compensation for most executives and reviews transactions, if any, with affiliates. The Stock Option Committee determines stock option awards.

     The officers of ICG are elected by the Board of  Directors  and hold office
until  their   successors  are  chosen  and  qualified  or  until  their  death, resignation or removal.

      Set forth below are the names, ages and positions of Directors and executive officers of ICG.

Name                    Age    Position
---------------------------------------------------------------------
William J. Laggett       66    Chairman of the Board of Directors
(3)(4)(5)(6)(7)
J. Shelby Bryan          50    President, Chief Executive Officer
(3)(4)(5)(6)                   and Director
Douglas I. Falk          46    Executive Vice President - Satellite
                               and President of ICG Satellite
                               Services, Inc.
James D. Grenfell        44    Executive Vice President, Chief
                               Financial Officer and Treasurer
Mark S. Helwege          45    Executive Vice President - Network
                               and President of FOTI
Marc E. Maassen          45    Executive Vice President - Strategic
                               Planning
William J. Maxwell       54    Executive Vice President - Telecom
                               and President of ICG Telecom Group,Inc.
William W. Becker        67    Director
(2)(5)(7)(8)
Harry R. Herbst          45    Director
(1)(4)(7)
Stan McLelland           51    Director
(2)(5)(7)
Jay E. Ricks (1)(5)(6)   63    Director
Leontis Teryazos         53    Director
(2)(7)


(1)    Term expires at annual meeting of stockholders in 1997.

(2)    Term expires at annual meeting of stockholders in 1998.

(3)    Term expires at annual meeting of stockholders in 1999.

(4)    Member of Audit Committee.

(5)    Member of Compensation Committee.

(6)    Member of Executive Committee.

(7)    Member of Stock Option Committee.

(8) Mr. Becker has submitted his resignation from the Board of Directors of ICG effective January 15, 1997.

Executive Officers of  ICG

     William J. Laggett has been Chairman of the Board of Directors since June 1995 and a Director since January 1995. Mr. Laggett was the President of Centel Cellular Company from 1988 until his retirement in 1993. From 1970 to 1988, Mr. Laggett held a variety of management positions with Centel Corporation, including Group Vice President-Products Group, President-Centel Services, and Senior Vice President-Centel Corporation. Prior to joining Centel, Mr. Laggett worked for New York Telephone Company.

     J. Shelby Bryan was appointed President, Chief Executive Officer and a Director in May 1995. He has 17 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A. ("Millicom"), a publicly owned corporation providing international cellular service, served as its President and Chief Executive Officer from 1985 to 1994 and has served as a Director through the present.

     Douglas I. Falk has been President of ICG Satellite Services, Inc. since August 1996 and Executive Vice President - Satellite of ICG since October 1996. Prior to joining the Company, Mr. Falk held several positions in the cruise line industry, including President of Norwegian Cruise Line, Senior Vice President - Marketing and Sales with Holland America Lines/Westours and Executive Vice President of Royal Viking Line. Prior to his work in the cruise line industry, Mr. Falk held executive positions with MTI Vacations, Brown and Williamson Tobacco, Pepsico International, Glendenning Associates and The Procter and Gamble Company.

     James D. Grenfell joined the Company as Executive Vice President, Chief Financial Officer and Treasurer in November 1995. Previously, Mr. Grenfell served as Director of Financial Planning for BellSouth Corporation and Vice President and Assistant Treasurer of BellSouth Capital Funding. A Chartered
Financial Analyst, Mr. Grenfell has been a telephone industry financial executive for over 15 years. He was with BellSouth from 1985 through November 1996, serving previously as Finance Manager of Mergers and Acquisitions. He handled BellSouth's financing strategies, including capital market financings as well as public debt and banking relationships. Prior to BellSouth, Mr. Grenfell spent two years as a Project Manager with Utility Financial Services and six years with GTE of the South, a subsidiary of GTE Corporation, including four years as Assistant Treasurer.

     Mark S. Helwege has been Executive Vice President - Network of ICG and President of Fiber Optic Technologies, Inc. since August 1996. Prior to joining the Company, Mr. Helwege was Director of Service Marketing Support for Technology Service Solutions. From 1986 to 1995, Mr. Helwege held various senior management roles, including Vice President of Sales, and President and Chief Executive Officer with Intelogic Trace. Mr. Helwege also has held various management positions with the Computer Services Division of General Electric, General Datacomm Industries and Western Union Telegraph Company.

     Marc E. Maassen has been Executive Vice President - Strategic Planning since August 1996. Prior to this position, Mr. Maassen was Executive Vice President - Network of ICG beginning in October

1995, and President of Fiber Optic Technologies, Inc. in April 1995. Mr. Maassen joined the Company in 1991 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Maassen held senior sales management positions at TelWatch, Inc., an integrated network management software company. Mr. Maassen previously worked for First Interstate as Director of Telecom and for AT&T Information Systems as an Account Executive and US West as a Major Accounts Manager.

     William J. Maxwell has been Executive Vice President - Telecom of ICG since October 1995, and President of ICG Telecom Group, Inc. since December 1992. Prior to joining the Company, Mr. Maxwell was the senior marketing executive of WilTel Inc., a full service telecommunications company. Mr. Maxwell, who has over 25 years of general management and financial experience, also served as President and Chief Executive Officer of MidAmerican Communications Corporation in Omaha, Nebraska from November 1987 to June 1991.

Directors of ICG

     William W. Becker has been a Director since 1986 and was Chairman and Chief Executive Officer from 1986 to 1995 and President from 1987 to 1995. Mr. Becker founded the Becker Group of Companies (the "Becker Group"), which controls and manages a number of companies in industries varying from communications to oil and gas.

     Harry R. Herbst has been a Director since October 1995 and has been Vice President and Treasurer of Gulf Canada Resources Ltd. since January 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Coopers & Lybrand.

     Stan McLelland has been a Director since October 1996 and is Executive Vice President and General Counsel of Valero Energy Corporation in San Antonio, Texas. McLelland also served on the Board of Directors of Valero Natural Gas Partners, L.P., a publicly owned limited partnership traded on the New York Stock Exchange, from 1987 to 1994. Mr. McLelland was previously associated with the law firm of Baker & Botts in Houston and in the private practice of law in Austin specializing in oil and gas litigation.

     Jay E. Ricks has been a Director since March 1993. Mr. Ricks is Chairman of Douglas Communications Corp. ("DCC"), a privately held cable television company. Mr. Ricks is a director of Data Transmission Network Corporation, a publicly-owned data distribution company and a director of the licensee of KBTX-TV in Bryan, Texas, and KWTX-TV in Waco, Texas. Mr. Ricks is also a director and shareholder of SkyConnect, Inc. Mr. Ricks specialized in the communications law practice with the Washington, D.C. law firm of Hogan & Hartson from 1962 until 1990.

     Leontis Teryazos has been a Director since June 1995. Mr. Teryazos, a Canadian resident, has headed Letmic Management Inc., a financial consulting firm, since 1993, and Letmic Management Reg'd., a real estate development and management company, since 1985.

Directors and Executive Officers of Holdings-Canada and Holdings

      The Directors and executive officers of each of Holdings-Canada and Holdings are set forth below. Biographical information regarding each individual is set forth above (except as to Mr. Gregory C.K. Smith, whose biographical information appears below).

Holdings-Canada

      The Directors of Holdings-Canada are:

                William J. Laggett (Chairman)
                William W. Becker
                J. Shelby Bryan
                Harry  R. Herbst
                Jay E.  Ricks
                Gregory C.K. Smith
                Leontis Teryazos

      The executive officers of Holdings-Canada are:

                J.Shelby Bryan - President and Chief Executive Officer Douglas I.Falk - Executive Vice President - Satellite
                James D. Grenfell - Executive Vice President, CFO and Treasurer Mark S. Helwege - Executive Vice President - Network
                Marc E. Maassen - Executive Vice President -Strategic Planning William J. Maxwell - Executive Vice President - Telecom
--------------

     Gregory C.K. Smith, 38, has been a Director of Holdings-Canada since April 1994. Mr. Smith, a lawyer, is a partner of Tupper Jonsson & Yeadon in Vancouver, British Columbia. Mr. Smith was an associate employed by Tupper Jonsson & Yeadon from June 1986 until he joined the partnership in April 1991.

Holdings

      The Directors of Holdings are:

                J. Shelby Bryan
                James D. Grenfell
                Mark S. Helwege
                William J. Maxwell

      The executive officers of Holdings are:

                J. Shelby Bryan - President and Chief Executive Officer Douglas I. Falk - Executive Vice President - Satellite
                James D.Grenfell - Executive Vice President, CFO and Treasurer Mark S.Helwege - Executive Vice President - Network
                Marc E. Maassen - Executive Vice President - Strategic Planning William J. Maxwell - Executive Vice President - Telecom

     Compliance  With Section 16(a) of the Exchange  Act

      The following table lists the Directors, officers, beneficial owners of more than 10% of the outstanding Common Stock (each a "Reporting Person") that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form by each Reporting Person.

                                                          Known
         Reporting Person    Late      Transactions    Failures to
                             Reports     Untimely         File
                                         Reported       Required
                                                          Forms
       -------------------------------------------------------------
       William W. Becker     2 (Form 4)        14             3

       Harry R. Herbst       1 (Form 4)         1            None

       William J. Laggett    1 (Form 4)         1            None

       Marc E. Maassen       1 (Form 4)         1            None

       Jay E.  Ricks         2 (Form 4)         2            None

       Robert Swenarchuk (1) 1 (Form 4)         1            None


      (1)  Former Director.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

      ICG compensates its non-employee directors $250 for telephonic meetings and $2,500 for each directors' meeting or committee meeting attended, plus reimbursement of expenses. In addition, the Chairman of the Board receives an annual fee of $80,000 payable in quarterly installments. In fiscal 1996, all non-employee directors of ICG were granted options to purchase 20,000 shares of Common Stock under ICG's 1996 Stock Option Plan, and during the stub period from October 1, 1996 through December 31, 1996, all non-employee directors of ICG were granted options to purchase 5,000 shares of Common Stock under such Plan. At the commencement of fiscal 1997, all non-employee directors of ICG will be granted options to purchase 20,000 shares of Common Stock under ICG's 1996 Stock Option Plan, which will vest as to 5,000 shares at the end of each fiscal quarter. All non-employee directors are given the option to receive shares of ICG Common Stock in lieu of their cash fees.

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee presently consists of J. Shelby Bryan, the President and Chief Executive Officer, William J. Laggett, the Chairman of the Board of Directors and William W. Becker and Jay E. Ricks, Directors.

Executive Compensation

      The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries, to or on behalf of J. Shelby Bryan, the Company's President and Chief Executive Officer, and the four other most highly compensated executive officers for the fiscal years ended September 30, 1996, 1995 and 1994, and one additional officer for whom disclosure would have been required but for the fact that the individual was not serving as executive officer at September 30, 1996 (the "Named Officers"). The Company has not maintained any long-term incentive plans and the Company has not granted stock appreciation rights.

                     Summary Compensation Table


                        Annual Compensation                         Long-term
                                                                   Compensation
------------------------------------------------------------------------------
   Name and                                            Other        Securities
   Principal          Fiscal  Salary ($)  Bonus ($)    Annual       Underlying
   Position             Year                           Compensation Options
------------------------------------------------------------------------------

J. Shelby Bryan         1996  221,196(1)         -      35,491(2)     450,000
President and           1995   30,728            -           -      1,550,000
Chief Executive         1994        -            -           -              -
Officer


John D. Field           1996  295,000       50,000      27,857(3)      75,000
Former                  1995   66,667      110,000       3,000(4)           -
Executive Vice          1994       -             -           -              -
President and
Secretary

James D. Grenfell       1996  148,526       46,665     138,435(5)      50,000
Executive Vice          1995        -            -           -              -
President, CFO          1994        -            -           -              -
and Treasurer

Marc E. Maassen         1996  147,092       22,500      25,341(7)      40,000
Executive Vice          1995  131,933       60,000       9,291(4)      15,000
President-              1994  105,100       23,375       6,290(4)           -
Strategic
Planning (6)

William J. Maxwell      1996  222,917      117,160      18,632(8)      75,000
Executive Vice          1995  205,475       75,000       8,288(4)      75,000
President-Telecom       1994  179,850      100,000       9,250(4)           -
and President ICG
Telecom Group, Inc.

John R. Evans(9)        1996   33,205            -     361,311(10)          -
Former Vice             1995  169,850       43,750      12,008(4)      40,000
President,Treasurer     1994  121,600       70,000       9,240(4)           -
and CFO

(1) Consists of $221,196 earned pursuant to the compensation formula in Mr. Bryan's employment agreement.
(2) Consists of $25,991 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $9,500.
(3) Consists of $15,586 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $12,271.
(4)  Consists of ICG's contributions to 401(k) Defined Contribution Plan.
(5) Consists of relocation expenses in the amount of $117,295, car allowance of $11,640 and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $9,500.
(6) Consists of compensation earned as the former Executive Vice President-Network, and President of FOTI and former Vice President of Mergers and Acquisitions of ICG.
(7) Consists of $16,428 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $8,913.
(8) Consists of $9,200 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $9,432.
(9) Mr. Evans is the Former Vice President, Treasurer and Chief Financial Officer of Holdings-Canada, whose employment terminated in November 1995.
(10) Consists of $600 for car allowance, $8,401 accrued vacation, $350,000 severance payment and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $2,310.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year
                                End Option Values

      The following table provides information on options exercised during fiscal 1996 by the Named Officers and the value of such officers' unexercised options at the end of the last fiscal year:



                           Number of Securities            Value of Unexercised
                          Underlying Unexercised               In-the-Money
                            Options at Fiscal                Options at Fiscal
                                Year End                      Year End(1)(2)
            Number of    -----------------------          --------------------
             Shares
          Acquired      Value     Exercis-  Unexercis-  Exercis-   Unexercis-
Name     on Exercise   Realized      able      able       able         able
--------------------------------------------------------------------------------
J.Shelby
Bryan              -   $     -  1,220,000    780,000  $15,936,250  $9,260,625
John D.
Field              -         -          0     28,750            0     316,250
James D.
Grenfell           -         -          0     50,000            0     550,000
Marc E.
Maassen       11,000   246,174     21,000     54,000      176,190     557,460
William J.
Maxwell            -         -    197,000    153,000    2,433,790   1,483,260
John R.
Evans         64,000   200,173          0          0            0           0



(1) Based on the closing price of $21.00 per share of Common Stock on September 30, 1996, on the American Stock Exchange.
(2) Options granted prior to fiscal 1994 contained exercise prices stated in Canadian dollars; value listed based on an exchange rate of 1.3699.

                      Option/SAR Grants in Last Fiscal Year

The following table provides information on option grants during fiscal 1996 to the Named Officers:


                                                  Potential Realized
                                                Value at Assumed Annual
                                                 Rates of Stock Price
                                                    Appreciation for
          Indvidual Grants                            Option Term
        ---------------------                   -----------------------
        Number of   Percent of
        Securities  Total Options
        Underlying  Granted to     Exercise
        Options     Employee in    Price    Expiration
Name    Granted     Fiscal Year    ($/sh)   Date          5%($)       10%($)
--------------------------------------------------------------------------------
J. Shelby
Bryan       450,000       33.9      $ 10.00    11/13/2005 $2,830,500  $7,173,000
John D.
Field        75,000(1)     5.7        10.00    11/13/2005    471,750   1,195,500
James D.
Grenfell     50,000        3.8        10.00    11/13/2005    314,500     797,000
Marc E.
Maassen      40,000        3.0        10.00    11/13/2005    251,600     637,600
William J.
Maxwell     75,000         5.7        10.00    11/13/2005    471,750   1,195,500
John R.
Evans            0           -            -             -          -           -

(1) 46,250 options have been canceled as a result of Mr. Field's resignation on November 5, 1996.



Executive Employment Contracts

     The Company has employment agreements with Messrs. J. Shelby Bryan, Douglas
I. Falk, James D. Grenfell, Mark S. Helwege and William J. Maxwell, and an agreement with Mr. John D. Field, former Executive Vice President of the Company.

      The Company's employment agreement with Mr. Bryan provides for an initial term of two years, which commenced May 30, 1995 and which may be continued for one year at the option of Mr. Bryan. As compensation, the Company will pay Mr. Bryan a salary equal to the sum of one percent of the monthly increase in Company revenue and three percent of the monthly increase in EBITDA, offset in any month where one component is a negative amount to not less than zero. If Mr. Bryan's salary exceeds $1,500,000 in any fiscal year, the Company may elect to pay such excess in unregistered Common Stock. Mr. Bryan is entitled to benefits as are generally provided to executive officers of ICG, including options under stock option plans, a leased automobile, private club membership fees and reimbursement of reasonable out-of-pocket expenses incurred on behalf of the Company. The employment agreement may be terminated by the Company with or without cause or after a disability continuing for a six-month consecutive period, or by Mr. Bryan for cause, including breach of the agreement or reduction in status or responsibilities, or change of control. If the employment agreement is terminated for any reason other than for cause, the Company is obligated to pay Mr. Bryan a lump sum of $2.5 million and to continue benefits for a period equal to the greater of the remainder of the employment term or eighteen months. After termination of the employment agreement, Mr. Bryan is subject to a confidentiality covenant and a one-year non-competition commitment.

      The Company's employment agreement with Mr. Falk, dated August 14, 1996, has an initial one-year term commencing August 26, 1996 and continues from month to month thereafter until either party provides 30 days notice of termination. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. Mr. Falk also receives stock options under the stock option plans. If the Company terminates the employment agreement without cause or if the Company or Mr. Falk terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Mr. Falk will receive his salary and insurance benefits for a period of 12 months following the date of termination. Mr. Falk is subject to a confidentiality covenant and to a one-year non-competition commitment following the termination of his employment.

      The Company's employment agreement with Mr. Grenfell provides for an initial two-year term which commenced November 1, 1995. Upon completion of the first 12 months of the initial term, the agreement automatically renews from month-to-month such that 12 months remain in the term. The agreement may be terminated upon 30 days written notice from either party or by the Company if Mr. Grenfell is unable to perform his duties for 140 days in any 180-day period due to illness or incapacity. Mr. Grenfell is entitled to such other benefits as are generally provided to executive officers of the Company, including options under the Company's stock option plans, use of a company car and reimbursement or direct payment of reasonable out-of-pocket expenses incurred on behalf of the Company. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. If the employment agreement is terminated without cause by the Company or by either party upon the occurrence of a change of control involving the Company, Mr. Grenfell will receive a termination fee equal to his current monthly salary times the number of months remaining in the term. Mr. Grenfell is also subject to a ten-year confidentiality covenant and a one-year non-competition commitment.

      The Company's employment agreement with Mr. Helwege, dated July 8, 1996, has an initial one-year term commencing August 1, 1996 and renews automatically thereafter until either party provides 30 days notice of termination. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. Mr. Helwege also receives stock options under the stock option plans. The Company may terminate the employment agreement for any reason upon 30 days notice. If the Company terminates the employment agreement without cause or if the Company or Mr. Helwege terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Mr. Helwege will receive his salary and insurance benefits for a period of 12 months following the date of termination. Mr. Helwege is subject to a confidentiality covenant and to a one-year non-competition commitment following the termination of his employment.

      The Company's employment agreement with Mr. Maxwell, dated December 1, 1992, has an initial five-year term and thereafter one-year terms until either party provides 30 days notice of termination prior to the end of a term. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors. Mr. Maxwell also receives stock options under the stock option plans. If the Company terminates the employment agreement without cause or if the Company or Mr. Maxwell terminates the employment agreement upon the occurrence of a major transaction involving the Company, then Mr. Maxwell shall receive his salary for the lesser of one year or until the expiration of the current employment term. Mr. Maxwell is subject to a confidentiality covenant and to a one-year non-competition commitment following the termination of his employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth, as of December 10, 1996, the number of shares of Common Stock of ICG owned by (i) each Named Officer and Director, (ii) all executive officers and Directors as a group, and (iii) each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock. The persons named in the table below have sole voting and investment power with respect to all of the shares of Common Stock owned by them, unless otherwise noted.

                                              Amount/Nature
 Name and Address of Beneficial Owner        of Beneficial Ownership  Percent(1)
-----------------------------------------    -----------------------  ----------

William W. Becker                            1,837,198(2)              5.9%
Director
West Bay Road
Georgetown, Cayman Island

Montgomery Asset Management, L.P.            1,790,000                 5.8%
600 Montgomery Street
San Francisco, CA 94111

LGT Asset Management, Inc.                   1,687,700                 5.5%
80 California Street
San Francisco, CA 94111

Morgan Stanley Group, Inc.                   1,621,651(3)              5.2%
1585 Broadway
New York, NY 10036

Peter Wightman                               1,592,200(4)              5.1%
19 Vectis Court
Southhampton, U.K. S01 7LY

William J. Laggett                              48,074(5)                 *
Chairman of the Board of Directors of
ICG

J. Shelby Bryan                              1,664,773(6)               5.1%
President, Chief Executive Officer and
Director of ICG, Holdings-Canada and
Holdings

Douglas I. Falk                                      0                    *
Executive Vice President-Satellite of
ICG, President of ICG Satellite
Services and Director of Holdings

James D. Grenfell                               12,500(5)                 *
Executive Vice President, Chief
Financial Officer and
Treasurer of ICG, Holdings-Canada and
Holdings

Mark S. Helwege                                      0                    *
Executive Vice President-Network of
ICG, President of FOTI and Director of
Holdings

Marc E. Maassen                                 32,715(7)                *
Executive Vice President-Strategic
Planning of ICG

William J. Maxwell                             238,754(8)                *
Executive Vice President-Telecom of ICG
and Holdings-Canada, President of ICG
Telecom Group, Inc. and Director of
Holdings

Harry R. Herbst                                 25,369(5)                *
Director of ICG

Stan McLelland                                   5,000(5)                *
Director of ICG

Jay E. Ricks                                    82,180(9)               *
Director of ICG

Leontis Teryazos                                45,000(5)                *
Director of ICG

John R. Evans                                        0                   *
Former Vice President, Treasurer and
Chief Financial
Officer of Holdings-Canada

John D. Field                                   20,281(10)               *
Former Executive Vice President and
Secretary of ICG, Holdings-Canada and
Holdings

All executive officers and Directors as      3,992,094(11)            11.9%
a group (12 persons)
------------------
*Less than one percent of ICG's outstanding shares of Common Stock.

(1) Based on 30,953,330 issued and outstanding shares of Common Stock on December 10, 1996, plus shares of Common Stock which may be acquired by the person or group indicated pursuant to any options and warrants exercisable within 60 days.

(2) Includes 1,404,078 shares of Common Stock and options to purchase 433,120 shares of Common Stock held directly by William W. Becker.

(3) Includes 319,706 shares of Common Stock held by Morgan Stanley Group, Inc., 801,945 shares of Common Stock held by PGI, an affiliate of Morgan Stanley Group, Inc., and 500,000 shares of Common Stock which may be acquired by PGI pursuant to the exercise of outstanding PGI Warrants.

(4) Includes 1,300,000 shares of Common Stock held by Martin Holdings Ltd. of which Peter Wightman is chairman and sole shareholder, and 292,200 shares of Common Stock held by Hartford Holdings, Inc. Ltd., of which Mr. Wightman is also chairman and sole shareholder.

(5) Represents shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(6) Includes 1,662,500 shares of Common Stock which may be acquired pursuant to the exercise of outstanding options, 2,000 shares of Common Stock held in Mr. Bryan's spouse's name for which Mr. Bryan disclaims beneficial ownership, and 273 shares of Common Stock held by a 401(k) Plan pursuant to contribution of shares to the Plan by the Company.

(7) Includes 1,715 shares of Common Stock held by a 401(k) Plan pursuant to contribution of shares to the Plan by the Company and 31,000 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(8) Includes 17,000 shares of Common Stock held jointly with Mr. Maxwell's spouse, 3,800 shares of Common Stock held in Mr. Maxwell's spouse's name for which Mr. Maxwell disclaims beneficial ownership, 2,204 shares of Common Stock held by a 401(k) Plan pursuant to a contribution of shares of Common Stock to the Plan by the Company, and 215,750 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(9)  Includes  2,000  shares of Common  Stock held  directly  by Mr.  Ricks and
      80,180 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(10) Includes 1,000 shares of Common Stock held jointly with Mr. Field's spouse, 531 shares of Common Stock held by a 401(k) Plan pursuant to a contribution of shares to the Plan by the Company and 18,750 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(11)  As a group,  executive  officers and Directors  beneficially own 2,558,493
      shares  of  Common  Stock   through  stock  options  which  are  presently
      exercisable or which will become exercisable within 60 days.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND RELATED  TRANSACTIONS

      To facilitate the acquisition of certain competitive access networks and satellite services businesses which held common carrier radio licenses subject to foreign ownership restrictions, the common carrier licenses used by the Company's teleports and the wireless competitive access networks are controlled by TTH, a corporation owned 33% each by U.S. Directors, William Laggett and Jay Ricks, and a former Director. TTH's subsidiaries have given 15-year promissory notes to ICG to acquire FCC licenses. As a result of the Plan of Arrangement, the Company is reviewing the possibility of exercising its option to have the common carrier licenses transferred back to the Company. In the event that the Company meets the requirements imposed by the FCC, or receives appropriate waivers, upon completion of the transfer of the licenses the promissory notes will be canceled and TTH and its subsidiaries will be dissolved. In fiscal 1996, the Company paid or accrued $2.4 million to TTH's subsidiaries for common carrier services, and ICG received from TTH's subsidiaries $1.9 million as payments on the promissory notes, management services, equipment leases and technical support. In addition, $1.1 million of the note balances were canceled due to the sale of the licenses in conjunction with the sale of four of the Company's teleports. See "Business-Regulation."

      Holdings-Canada and International Communications Consulting, Inc. ("ICC") have entered into a three-year consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 in exchange for approximately $4.2 million in consulting fees to be paid during the term of the agreement. William W. Becker is President and Chief Executive Officer of ICC.

      In order to facilitate the relocation of William J. Maxwell, the Company advanced $200,000 to Mr. Maxwell in April 1994 pursuant to a promissory note payable on demand, which bears interest at a rate of 7% per annum.

      J. Shelby Bryan also serves as a director of a subsidiary of Millicom, which was a customer of the Company's Satellite Services business from October 1995 through November 1995.

                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:

          Independent Auditors' Report                                     F-2
          Consolidated Balance Sheets, September 30, 1995 and 1996         F-3
          Consolidated Statements of Operations,
               Years Ended September 30, 1994, 1995 and 1996               F-5
          Consolidated Statements of Stockholders' Equity
               (Deficit), Years Ended September 30, 1994, 1995 and 1996    F-6
          Consolidated Statements of Cash Flows, Years
               Ended September 30, 1994, 1995 and 1996                     F-7
          Notes to Consolidated Financial Statements                       F-10

     (2)  Financial  Statement  Schedule.   The  following  Financial  Statement
          Schedule is submitted herewith:

               Independent Auditors' Report                                S-2
               Schedule II: Valuation and Qualifying Accounts              S-3

     (3)  List of Exhibits.

          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

          2.1: Plan of  Arrangement  under  Section  192 of the Canada  Business
               Corporations Act. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].

          (3)  Corporate Organization

               3.1: Memorandum and Articles of IntelCom  Group Inc., as amended, filed with the Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1992].

               3.2: Altered Memorandum and Articles of IntelCom  Group Inc., as
                    amended by Special Resolution passed October 7, 1994, filed with the Registrar of Companies, Province of British
                    Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 10-K for the year ended September 30, 1994].

               3.3: Certificate of Incorporation, as amended, from the Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1992].


               3.4: Certificate  of Change of Name (under the B.C. Act) from the
                    Registrar of Companies, Province of British Columbia, Canada [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1993, as filed on September 30, 1994].

               3.5: Certificate  of  Continuance  from  Industry  Canada,  dated
                    October 30, 1995. [Incorporated by reference to Exhibit 3.5 to IntelCom Group Inc.'s Annual Report on Form 10-K for the year ended September 30, 1995].

               3.6: Certificate of  Incorporation  of ICG  Communications,  Inc.
                    dated April 11, 1996.  [Incorporated by reference to Exhibit
                    3.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

               3.7: By-laws  of  ICG  Communications,   Inc.   [Incorporated  by
                    reference to Exhibit 3.2 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

          (4) Instruments Defining the Rights of Security Holders, Including Indentures.

               4.1: Memorandum of Articles  for the  Registrant,  Certificate of
                    Incorporation and copies of all Amendments thereto, filed with the Registrar of Companies for the Province of British Columbia, Canada [Incorporated by reference to Exhibit (i) to IntelCom Group Inc.'s Form 20-F for the fiscal year ending September 30, 1991].

               4.2: Note  Purchase    Agreement   dated   September   16,   1993
                    [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1993, as filed on September 30, 1994].

               4.3: Note Purchase Agreement dated October 27, 1993 [Incorporated by reference to IntelCom Group Inc.'s Annual Report on Form 20-F for the year ended September 30, 1993, as filed on September 30, 1994].

               4.4: Form of Indenture  between  IntelCom  Group Inc. and Bankers
                    Trust Company for 7% Convertible Subordinated Redeemable Notes due 1998 [Incorporated by reference to Exhibit 4.3 to Registration Statement on Form S-1 of IntelCom Group Inc., File No. 33-75636].

               4.5: Form of Indenture  between  IntelCom  Group Inc. and Bankers
                    Trust Company for 7% Simple Interest Convertible Subordinated Redeemable Notes due 1998 [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-1 of IntelCom Group Inc., File No. 33-75636].

               4.6: Note Purchase  Agreement,  dated as of July 14, 1995,  among the

                    Registrant, IntelCom Group (U.S.A.), Inc., Morgan Stanley Group Inc., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Investments Limited, PGI Sweden AB, and Gregor von Opel and Morgan Stanley Group, Inc., as Agent for the Purchasers [Incorporated by reference to Exhibit 4.1 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].

               4.7: Warrant  Agreement,  dated as of July 14,  1995,  among  the
                    Registrant, the Committed Purchasers, and IntelCom Group (U.S.A.), Inc., as Warrant Agent [Incorporated by reference to Exhibit 4.2 to Form 8-K of IntelCom Group Inc., dated July 18, 1995].

               4.8: First Amended and Restated  Articles of Incorporation of ICG
                    Holdings, Inc. [Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 333-04569].

               4.9: Articles   of    Continuation   of   IntelCom   Group   Inc.
                    [Incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 of ICG Communications, Inc., File No. 333-4226].

           (9)  Voting Trust Agreement.
                None.

           (10) Material Contracts.

              10.1: Joint Venture  Agreement,  dated September 29, 1992, between
                    IntelCom Group Inc. and Greenstar Resources Ltd. [Incorporated by reference to Exhibit 16 to IntelCom Group Inc.'s Annual Report on Form 20-F, as amended, for the fiscal year ended September 30, 1992].

              10.2: Employment  Agreement  between  Teleport  Denver,  Inc.  and
                    William J.  Maxwell  [Incorporated  by  reference to Exhibit
                    3.38 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              10.3: Arrangement  and  Support  Agreement  dated  June  27,  1996 between ICG Communications, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].

              10.4: Stock  Purchase   Agreement  and  Accord  and   Satisfaction
                    Agreement dated June 24, 1993, between Joseph T. Buck III and William A. Byrd and TDI [Incorporated by reference to
                    Exhibit 3.28 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              10.5: Full  Payout Net Lease  dated June 7, 1993  between  Applied
                    Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.34 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993.]

              10.6: Full Payout Net Lease dated June 18,  1993  between  Applied
                    Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.35 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].


              10.7: Full Payout Net Lease dated July 16,  1993  between  Applied
                    Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.36 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              10.8: Full  Payout  Net Lease  dated  November  10,  1993  between
                    Applied Telecommunications Technologies, Inc. and Teleport Denver, Inc. [Incorporated by reference to Exhibit 3.37 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              10.9: Stock  Purchase  Agreement  dated August 23,  1993,  between
                    Cliff Arellano, Nancy Arellano and TDI [Incorporated by reference to Exhibit 3.29 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

             10.10: Asset Purchase  Agreement dated November 18, 1993,  between
                    Mtel Digital Services, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 3.30 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

             10.11: Stock Purchase  Agreement dated November 18, 1993, between
                    IntelCom Group Inc., TDI, Pacific Telecom Inc., PTI Harbor Bay, Inc., Bay Area Teleport, Inc., and Upsouth Corporation [Incorporated by reference to Exhibit 3.31 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

             10.12: Agreement  and Plan of Merger  dated May 24,  1994,  by and among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc. and FiberCAP, Inc. [Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

             10.13: Note Sale and Purchase  Agreement  dated August 3, 1994, by and between IntelCom Group Inc., ICG Wireless Services, Inc., Noon Investments Ltd., Melco Investments Ltd. and Polera Overseas Inc. [Incorporated by reference to Exhibit
                    10.70 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

             10.14: Agreement  and Plan of Merger dated July 22, 1994,  by and among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., DataCom Integrated Systems Corporation, Larry DiGioia and Richard Williams [Incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

             10.15: Share  Exchange  Agreement,  dated  May 31,  1994,  between
                    IntelCom Group

                    Inc. and Worldwide Condominium Developments, Inc. [Incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, Amendment No. 7 of IntelCom Group Inc., File No. 33-76568, filed October 17, 1994.]

             10.16: Incentive  Stock Option Plan #2  [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

             10.17: Form of Stock Option  Agreement for Incentive Stock Option
                    Plan #2 [Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

             10.18: Incentive  Stock Option Plan #3  [Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

             10.19: Form of Stock Option  Agreement for Incentive  Stock Option
                    Plan #3 [Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

             10.20: 1994 Employee Stock Option Plan  [Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

             10.21: Form of Stock  Option  Agreement  for 1994  Employee  Stock
                    Option Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

             10.22: PEDTS  Acquisition  Note 1994-1,  dated April 29, 1994, by
                    Pacific & Eastern Digital Transmission Services, Inc. ("PEDTS") to IntelCom Group (U.S.A.), Inc. ("ICG"), in the amount of $2,928,591 [Incorporated by reference to Exhibit
                    10.27 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

             10.23: PEDTS  Acquisition  Note 1994-2,  dated April 29, 1994,  by
                    PEDTS to ICG, in the amount of $1,230,475 [Incorporated by reference to Exhibit 10.28 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

             10.24: PEDTS  Acquisition  Note 1994-3,  dated April 29, 1994, by
                    PEDTS to ICG, in the amount of $932,239 [Incorporated by reference to Exhibit 10.29 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

             10.25: TTC  Acquisition  Note, dated November 3, 1994, by Teleport
                    Transmission Holdings, Inc. to ICG, in the amount of $125,242.33 [Incorporated by reference to Exhibit 10.30 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

             10.26: Agreement and Assignment,  dated July 24, 1995, by Teleport
                    Transmission Holdings, Inc., IntelCom Group (U.S.A.), Inc., William W. Becker, Michael L. Glaser, William J. Laggett, Jay E.

                    Ricks and Gary Bryson. [Incorporated by reference to Exhibit
                    10.26 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1996].

             10.27: Employment  Agreement,  dated as of May 30,  1995,  between
                    IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.5 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.28: Stock Option Agreement,  dated as of May 30, 1995,  between
                    IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.6 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.29: Indemnification  Agreement,  dated  as  of  May  30,  1995,
                    between   IntelCom   Group   Inc.   and  J.   Shelby   Bryan
                    [Incorporated by reference to Exhibit 10.7 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.30: Letter  Agreement,  dated July 12, 1995,  between  IntelCom
                    Group Inc. and Larry L. Becker [Incorporated by reference to
                    Exhibit 10.8 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.31: Agreement  and General  Release,  made  effective  July 12,
                    1995, between IntelCom Group Inc. and Larry L. Becker [Incorporated by reference to Exhibit 10.9 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.32: Subscription and Exchange  Agreement,  dated as of July 14,
                    1995, among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, and Gregor von Opel [Incorporated by reference to Exhibit 10.4 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.33: Security  Agreement,  dated July 18,  1995,  from  IntelCom
                    Group (U.S.A.), Inc. as issuer, and the Grantors named therein, as grantors, to MS Group, as agent [Incorporated by reference to Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.34: Pledge Agreement, dated July 18, 1995, from IntelCom Group
                    Inc., as a pledgor, to MS Group, as agent [Incorporated by reference to Exhibit 10.2 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.35: Subsidiary Guarantee, dated July 18, 1995, from the persons set forth on the signature pages thereof, as guarantors, in favor of the purchasers to the Note Purchase Agreement referred to therein, and MS Group, as agent [Incorporated by reference to Exhibit 10.3 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

             10.36: Placement  Agreement,  dated as of  August 3,  1995,  among
                    IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., certain subsidiaries of IntelCom Group (U.S.A.), Inc. and Morgan Stanley & Co. Incorporated [Incorporated by reference to
                    Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 9, 1995.]

             10.37: Form of Exchange Agent  Agreement  between  IntelCom Group

                    (U.S.A.), Inc. and Norwest Banks [Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 33-96540].

             10.38: Employment  Agreement between IntelCom Group Inc. and James
                    D. Grenfell, dated November 1, 1995. [Incorporated by reference to Exhibit 10.38 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].

             10.39: Employment Agreement between Fiber Optic Technologies, Inc.
                    and Mark S. Helwege, dated July 8, 1996.

             10.40: Purchase and Sale Agreement, dated as of October 19, 1995, by and among ICG Wireless Services, Inc., IntelCom Group (U.S.A.), Inc., UpSouth Corporation and Vyvx, Inc. [Incorporated by reference to Exhibit 10.40 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].

             10.41: Employment  Agreement between ICG Satellite Services,  Inc.
                    and Douglas I. Falk, dated August 14, 1996.

             10.42: ICG  Communications,  Inc.,  401(k) Wrap  Around  Deferred
                    Compensation Plan.

             10.43: ICG Communications, Inc. 1996 Employee Stock Purchase Plan.
                    [Incorporated by reference to the Registration Statement on Form S- of ICG Communications, Inc., File No. 33-14127, filed on October 14, 1996].

          (11) Statement re  Computation of per Share Earnings.
               Not Applicable

          (12) Statement re  Computation of Ratios.
               Not Applicable

          (13) Annual Report to Security Holders.
               Not Applicable

          (18) Letter re Change in Accounting Principles. Letter dated March 22, 1996 from KPMG Peat Marwick LLP to the Company [Incorporated by reference to Exhibit 18 to IntelCom Group Inc.'s Quarterly Report on Form 10-Q/A for the quarter ended December 31, 1995].

          (21) Subsidiaries of Registrant.

          (22) Published  Report  re  Matters  Submitted  to  Vote  of  Security
               Holders.
               Not Applicable

          (23) Consent

                23.1: Consent of KPMG Peat  Marwick

          (24) Power of Attorney.

                Not Applicable

          (27) Financial Data Schedule.


          (99) Additional Exhibits.

              99.1: Report   by   the   FCC   on   Preliminary   Statistics   of
                    Communications Common Carriers (1993 Edition) (pp. 39-40) [Incorporated by reference to Exhibit 99.8 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

              99.2: In re Expanded  Interconnection with Local Telephone Company
                    Facilities (Phases I & II) (FCC 1992) [Incorporated by reference to Exhibit 3.46 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              99.3: In   re   Teleport   Transmission   Holdings,   (FCC   1993)
                    [Incorporated by reference to Exhibit 3.49 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

(B) Reports on Form 8-K. The following reports on Form 8-K were filed by the Registrants during the fourth quarter of the fiscal year ended September 30, 1996:

      ICG Communications, Inc.:    Current   Report   on  Form   8-K
                                   dated August 2, 1996.
                                   Current Report on Form 8-K dated
                                   October 25, 1996.

      ICG Holdings (Canada), Inc.: Current   Report   on  Form   8-K
                                   dated August 2, 1996.


(C)  Exhibits.  The  exhibits  required  by this  Item  are  listed  under  Item
     14(A)(3).

(D) Financial Statement Schedule. The financial statement schedule required by this Item is listed under Item 14(A)(2).

                              FINANCIAL STATEMENTS


                                                                    PAGE


Independent Auditors' Report . . . . . . . . . . . . . . . . . .     F-2

Consolidated Balance Sheets, September 30, 1995 and 1996 . . . .     F-3

Consolidated Statements of Operations, Years Ended September 30,
1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . .    F-5

Consolidated Statements of Stockholders' Equity (Deficit), Years
Ended September 30, 1994, 1995 and 1996   . . . . . . . . . . .      F-6

Consolidated Statements of Cash Flows, Years Ended September 30,
1994, 1995 and 1996 . . . . . . . . . . . . . . . . . . . . . . .    F-7

Notes to Consolidated Financial Statements, September 30, 1995
and 1996 . . . . . . . . . . . . . . . . . . . . .. . . . . . . .    F-10

                          Independent Auditors' Report




The Board of Directors and Stockholders
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Communications, Inc. and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

As explained in note 2 to the consolidated financial statements, during fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts.



                                  KPMG Peat Marwick LLP


Denver, Colorado
November 18, 1996

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES


Consolidated Balance Sheets
September 30, 1995 and 1996
----------------------------------------------------------------------------

Assets                                          1995           1996
------
                                             -------------  --------------
                                                  (in thousands)

Current assets:
  Cash and cash equivalents                  $   269,416      451,082
  Short-term investments                               -        6,832
  Receivables:
    Trade, net of allowance of $2,217
     and $2,509 at September 30, 1995
     and 1996, respectively                       23,483       34,818
    Revenue earned, but unbilled (note 2)          7,046        4,062
    Joint venture and affiliate (note 3)             732            -
    Other (note 7)                                 1,430        1,955
                                               -------------  --------------
                                                  32,691       40,835

  Inventory                                        2,165        3,206
  Prepaid expenses and deposits                    3,424        4,109
  Notes receivable, net (note 4)                   1,761          263
                                               -------------  --------------
         Total current assets                    309,457      506,327
                                               -------------  --------------
Property and equipment (notes 5, 8 and 9)        228,609      383,435
  Less accumulated depreciation (note 2)         (26,605)     (47,298)
                                               -------------  --------------
        Net property and equipment               202,004      336,137
                                               -------------  --------------

Investments (note 3)                               5,209        5,169
Long-term notes receivable, net (note 3)           7,599        6,618
Restricted cash (note 14)                              -       13,333
Other assets, net of accumulated
  amortization (notes 3 and 6):
  Goodwill                                        29,199       32,175
  Deferred financing costs                        16,018       22,584
  Transmission and other licenses                 10,792        8,611
  Other                                            3,275        8,397
                                             -------------  --------------
                                                  59,284       71,767
                                             -------------  --------------
                                               $ 583,553      939,351
                                             =============  ==============
                                                        (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES


Consolidated Balance Sheets, Continued


Liabilities and Stockholders' Equity (Deficit)     1995         1996
                                               ------------- ------------
                                                      (in thousands)
Current liabilities:
  Accounts payable                             $   14,712        17,722
  Accrued liabilities                              18,346        34,159
  Line-of-credit payable (note 8)                   3,692             -
  Current portion of long-term debt (note 8)       14,454           795
  Current portion of capital lease obligations      9,164         7,487
    (note 9)                                    ------------- ------------

      Total current liabilities                    60,368        60,163

Long-term debt, net of discount, less current     379,100       668,989
  portion (note 8)
Capital lease obligations, less current            26,435        70,838
  portion (note 9)
Deferred income taxes (note 15)                     5,702             -
Share of losses of joint venture in excess of
  investment (note 3)                               1,037         2,851
                                               ------------- ------------
      Total liabilities                           472,642       802,841
                                               ------------- ------------
Minority interests                                  4,040         2,780

Redeemable preferred stock of subsidiary
  ($30.5 million and $159.1 million
  liquidation value at September 30, 1995 and
  1996, respectively) (notes 8 and 10)             14,986       153,318
Convertible Series B Preferred Stock of
  subsidiary (note 11)                              9,350             -

Stockholders' equity (deficit):
   Common stock (notes 1, 2 and 12)               190,753       275,355
   Additional paid-in capital                      26,492        23,874
   Accumulated deficit                           (134,710)     (318,817)
                                               ------------- ------------
      Total stockholders' equity (deficit)         82,535       (19,588)
                                               ------------- ------------

Commitments and contingencies (notes 3, 7, 8,
   9, 10, 11, 14 and 15)                       $  583,553       939,351
                                               ============= ============

    See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended September 30, 1994, 1995 and 1996
-------------------------------------------------------------------------

                                             1994      1995      1996
                                          -------------------------------
                                            (in thousands, except per
                                                   share data)
Revenue:
     Telecom services (note 2)            $  14,854   32,330     87,681
     Network services (note 17)              36,019   58,778     60,116
     Satellite services                       8,121   20,502     21,297
     Other                                      118        -          -
                                          ------------------------------
     Total revenue                           59,112  111,610    169,094
                                          ------------------------------
Operating costs and expenses:
     Operating costs                         38,165   78,846    135,253
     Selling, general and administrative
      expenses                               28,015   62,954     76,725
     Depreciation and amortization
      (note 2)                                8,198   16,624     30,368
                                          ---------- --------- ----------
     Total operating costs and expenses      74,378  158,424    242,346

     Operating loss                         (15,266) (46,814)   (73,252)
Other income (expense):
     Interest expense                        (8,481) (24,368)   (85,714)
     Interest income                          1,788    4,162     19,300
     Share of losses of joint venture and
       investment                            (1,481)    (741)    (1,814)
     Provision for impairment of
       goodwill, investment and notes
       receivable (notes 3 and 4)                 -   (7,000)    (9,917)
     Other, net                                (863)    (764)    (9,082)
                                          ---------- ---------- --------
                                             (9,037) (28,711)   (87,227)
                                          ---------- ---------- --------
Loss before minority interest, income
  taxes and cumulative effect of change
  accounting                                (24,303) (75,525)  (160,479)
Minority interest in share of losses, net
  of accretion and preferred dividends on
  subsidiary preferred stock
  (notes 10 and 11)                             435   (1,123)   (25,306)
                                          --------- --------- ----------
Loss before income taxes and cumulative
  effect of change in accounting            (23,868) (76,648)  (185,785)
    Income tax benefit (note 15)                  -        -      5,131
                                          --------- --------- ----------
Loss before cumulative effect of change     (23,868) (76,648)  (180,654)
  in accounting
    Cumulative effect of change in
     accounting for revenue from
     long-term telecom services contracts
     (note 2)                                     -        -     (3,453)
                                          ---------  --------  ----------
     Net loss                             $ (23,868)  (76,648) (184,107)
                                          ========== ========= =========
Loss per share (note 2):
     Loss before cumulative effect of
       change in accounting               $   (1.56)    (3.25)    (6.70)
     Cumulative effect of change in               -        -      (0.13)
       accounting                         ----------- ---------  ---------
          Loss per share                  $   (1.56)    (3.25)    (6.83)
                                          ========== ========= ===========
     Weighted average number of shares
       outstanding                           15,342    23,604    26,955
                                          ==========  ========= ===========

Pro forma amounts before cumulative
     effects of change in accounting
     assuming the new method of
     accounting for revenue from long-term
     telecom services contracts is
     applied retroactively:
Telecom services revenue                  $  14,395    31,617    87,681
Total revenue                                58,653   110,897   169,094
Operating loss                              (15,725)  (47,527)  (73,252)
Net loss                                    (24,327)  (77,361) (180,654)
Loss per share
                                              (1.59)   (3.28)     (6.70)


    See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended  September 30, 1994, 1995 and  1996
--------------------------------------------------------------------------------

                                                                      Additional                  Total
                                                     Common stock      Paid-in   Accumulated    Stockholders'
                                                  Shares    Amount     capital    deficit      equity (deficit)
                                                 --------  --------    --------  ----------  -----------------
                                                                         (in thousands)

Balances at October 1, 1993                       13,868   $ 56,201        200  (21,648)            34,753
  Private placement offering costs                    -         (89)         -        -                (89)
  Shares issued for cash-exercise of
    options and warrants (note 12)                   737      4,539          -        -              4,539
  Shares issued as repayment of debt
    and related accrued interest (note 8)            110        883          -        -                883
  Shares issued in connection with
    business combination (note 3)                  1,485     23,537          -        -             23,537
  Shares issued in exchange for notes
    receivable (note 3)                              256      3,050          -        -              3,050
  Shares issued as contribution to
    401(k) plan (note 16)                             20        257          -        -                257
  Warrants issued in connection with
    acquisition of equipment                           -          -        982        -                982
  Issuance of bonus and penalty shares
   (note 12)                                         197          -          -        -                  -
  Acquisition of minority interest of
    ICG Holdings, Inc. (note 7)                      374      7,228        107  (12,449)            (5,114)
  Change in foreign currency
    translation adjustment                             -          -          -      (59)               (59)
  Compensation expense related to
    issuance of common stock options                   -          -        911        -                911
  Net loss                                             -          -          -  (23,868)           (23,868)
                                                --------   --------    --------   --------           --------
Balances at September 30, 1994                    17,047     95,606       2,200 (58,024)            39,782
  Shares issued for cash (note 12):
    Public offering and private placements         6,312     84,498           -       -             84,498
    Public offering and private
    placement costs                                    -     (6,162)          -       -             (6,162)
  Exercise of options and warrants                   338      1,471           -       -              1,471
  Shares issued as repayment of debt
    and related accrued interest (note 8)            683      9,482           -       -              9,482
  Shares issued in connection with
    business combinations (note 3)                   130      1,737           -        -             1,737
  Conversion of ICG Holdings-Canada,
    Inc. preferred shares (notes 11 and 12)          302      2,000           -        -             2,000
  Shares issued as contribution to
    401(k) plan (note 16)                             38        490           -        -               490
  Warrants issued in connection with
    Offerings (notes 8, 10 and 12)                     -          -      24,134        -            24,134
  Change in foreign currency
    translation adjustment                             -          -           -      (38)              (38)
  Compensation expense related to
    issuance of common stock options                   -          -         158        -               158
  Shares issued in exchange for
    investments and other assets                     123      1,398           -        -             1,398
  Shares issued as payment of trade
    payables                                          18        233           -        -               233
  Net loss                                             -          -           -  (76,648)          (76,648)
                                                  --------  --------    -------- --------           --------
Balances at September 30, 1995                    24,991    190,753      26,492 (134,710)           82,535
  Shares issued for cash-exercise of
    options and warrants                           1,522      1,894           -        -             1,894
  Shares issued as repayment of debt
    and related accrued interest (note 8)            130        687           -        -               687
  Shares issued in connection with
    business combinations (note 3)                    67        749           -        -               749
  Conversion of ICG Holdings-Canada,
    Inc. preferred shares (notes 11 and 12)          496      3,780           -        -             3,780
  Shares issued as contribution to
    401(k) plan (note 16)                             87      1,156           -        -             1,156
  Shares issued upon conversion of
    subordinated notes (note 8)                    4,413     76,336           -        -            76,336
  Repurchase of warrants                               -         -       (2,671)       -            (2,671)
  Compensation expense related to
    issuance of common stock options                   -         -           53        -                53
  Net loss                                             -         -            - (184,107)         (184,107)
                                                --------  --------     --------  --------           --------
Balances at September 30, 1996                    31,703   275,355       23,874 (318,817)          (19,588)

                                                ========   ========     ======== ========           ========

See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended September 30, 1994, 1995 and 1996

                                         1994      1995      1996
                                      ------- ---------- ------------
                                               (in thousands)

Cash flows from operating activities:
  Net loss                            $(23,868)    (76,648)  (184,107)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
      Cumulative effect of change in
        accounting                            -         -       3,453
      Share of losses of joint
        venture and investment           1,481         741      1,814
      Minority interest in share of
       (losses), net of accretion
        and non-cash preferred
        dividends on subsidiary
        preferred stock                   (435)        656     24,279
      Depreciation and amortization      8,198      16,624     30,368
      Compensation expense related to
        issuance of common stock options   911         158         53
      Interest expense deferred and
        included in long-term debt and
        non-cash interest expense        4,885      14,068     63,951
      Amortization of deferred
        financing costs included in
        interest expense                   615         989      2,573
      Write-off of deferred finance
        costs upon conversion or
        repayment of debt                    -           -      2,650
      Contribution to 401(k) plan
        through issuance of common shares  257         490      1,156
      Deferred income tax benefit            -          -      (5,329)
      Provisions for impairment of
       goodwill, investment and
       notes receivable                      -       7,000      9,917
      Loss on sale of certain
      Satellite Services assets              -           -      1,124
  Decrease (increase) in operating
      assets, excluding the effects of
      business acquisitions, dispositions
      and non-cash transactions:
      Accounts receivable              (13,208)     (6,092)   (13,293)
      Inventory                            (84)       (447)    (1,200)
      Prepaid expenses and deposits        317      (2,482)    (2,975)
  Increase  (decrease)  in  operating
     liabilities, excluding the effects of
     business acquisitions, dispositions and
     non-cash transactions:
      Accounts payable and accrued
      liabilities                       13,399       1,904     18,205
                                       ---------  --------- ----------
          Net cash used by operating  $ (7,532)    (43,039)   (47,361)
            activities
                                       ---------- --------- ----------

                                                        (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Years Ended September 30, 1994, 1995 and 1996
_________________________________________________________________________


                                        1994        1995       1996
                                      ----------  ---------  ----------
                                               (in thousands)

Cash flows from investing activities:
  Notes receivable                    $ (5,249)        348        348
  Advances to affiliates                     -      (2,184)      (109)
  Investment in and advances to
    joint venture                       (1,185)     (5,452)    (4,308)
  Payments for business
    acquisitions, net of cash acquired  (1,811)     (8,168)     (8,441)
  Acquisition of property, equipment
    and other assets, net of
    dispositions                       (43,207)    (49,825)   (120,118)
  Purchase of short-term investments         -           -      (6,832)
  Restricted cash                            -           -     (13,333)
  Proceeds from the sale of certain
  Satellite Services assets                  -           -      21,593
  Other investments                          -      (6,061)        -
                                      ----------  ---------   ---------
      Net cash used by investing
        activities                     (51,452)    (71,342)   (131,200)
                                      ----------  ---------   ---------

Cash flows from financing activities:
  Issuance of common shares for cash         -      84,498         -
  Issuance of preferred shares of
  subsidiary for cash                        -      16,000    144,000
  Issuance of redeemable preferred
  stock of subsidiary                        -      28,800         -
  Offering costs related to common
  and preferred stock offerings              -      (5,565)        -
  Redemption of preferred shares             -      (3,800)   (5,570)
  Repurchase of redeemable preferred
  stock of subsidiary and payment
  of accrued dividend                        -           -   (32,629)
  Repurchase of redeemable warrants          -           -    (2,671)
  Proceeds from exercise of stock
  options and warrants                   4,539       1,471     1,894
  Proceeds from advances from
  related parties                        3,334           -         -
  Payments on advances from related
  parties                               (7,744)          -         -
  Principal payments on capital lease
  obligations                           (1,264)     (6,271)  (12,304)
  Proceeds from issuance of
  short-term debt                            -           -    17,500
  Principal payments on short-term
  debt                                       -           -   (21,192)
  Proceeds from issuance of
  long-term debt                        57,340     305,613   300,034
  Principal payments on long-term debt  (4,144)    (29,333)  (16,920)
  Deferred debt issuance costs          (2,633)    (13,641)  (11,915)
                                       ----------  --------- --------
      Net cash provided by financing
      activities                        49,428     377,772    360,227
                                      ----------  ---------   --------
      Net increase (decrease) in cash
     and cash equivalents               (9,556)    263,391    181,666

Cash and cash equivalents, beginning
  of year                               15,581       6,025    269,416
                                      ----------  ---------   --------
Cash and cash equivalents, end
  of year                                6,025     269,416    451,082
                                      ==========  =========  =========
Supplemental disclosure of cash
  flow information:
  Cash paid for interest              $  2,625        9,338     19,035
                                      ==========  =========   =========

                                                        (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
Years Ended September 30, 1994, 1995 and 1996
----------------------------------------------------------------------------

                                        1994       1995        1996
                                     ---------  ----------  ----------
                                           (in thousands)

Supplemental schedule of non-cash
financing and investing activities:
    Common shares issued in
     connection with business
     combinations, repayment of
     debt or conversion of
     liabilities to equity           $  31,647      11,452       77,772
                                     =========  ==========  ===========
    Common shares issued in exchange
     for notes receivable,
     investments and other assets    $  3,050        1,398            -
                                     =========  ==========  ===========
    Assets acquired under capital
     leases and through
     the issuance of debt or
     warrants                        $ 11,714       38,670       55,030
                                     =========  ==========  ===========
    Liability related to business
     combination                     $  8,746            -            -
                                     =========  ==========  ===========
    Reclassification of investment
     in joint venture to long-term   $      -        6,882            -
     notes receivable                =========  ==========  ===========

    Conversion of notes receivable
     related to business             $               6,330            -
     combinations                    =========  ==========  ===========


                See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 1995 and 1996
------------------------------------------------------------------------------

(1)   Organization and Nature of Business

      ICG Communications, Inc. ("ICG"), a Delaware corporation, was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc. ("Holdings-Canada"), a Canadian federal corporation (formerly known as IntelCom Group Inc.), ICG Holdings, Inc. ("Holdings"), a Colorado corporation (formerly known as IntelCom Group (U.S.A.), Inc.), and its subsidiaries (collectively, the "Company"). Pursuant to a Plan of Arrangement (the "Arrangement"), which was approved by Holdings-Canada shareholders on July 30, 1996, and by the Ontario Court of Justice on August 2, 1996, each shareholder of Holdings-Canada exchanged their common shares on a one-for-one basis for either (i) shares of $.01 par value common stock of ICG (the "Common Stock"), or (ii) Class A common shares of Holdings-Canada (which are exchangeable at any time on a one-for-one basis into shares of ICG Common Stock). On August 2, 1996, 28,795,132, or approximately 98%, of the total issued and outstanding common shares of Holdings-Canada were exchanged for an equal number of shares of Common Stock of ICG. In accordance with generally accepted accounting principles, the Arrangement was accounted for in a manner similar to a pooling of interests since ICG and Holdings-Canada have common shareholders, and the number of shares outstanding and the weighted average number of shares outstanding reflect the equivalent shares outstanding for the combined companies.

      The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consist of the Company's competitive local exchange carrier ("CLEC") operations. CLECs, formerly known as competitive access providers ("CAPs"), seek to provide an alternative to the incumbent local exchange telephone company ("ILEC") for a full range of telecommunications services in the newly opened regulatory environment. The Company's Telecom Services customers are primarily long distance carriers and resellers, as well as end-users. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end-users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite, voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies

     (a) Basis of Presentation

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company, and its majority and wholly owned subsidiaries. Financial information prior to the completion of the Arrangement on August 2, 1996, represents the financial position and results of operations of Holdings-Canada and Holdings, which are considered predecessor entities to ICG.

         In addition, the accompanying consolidated financial statements include the accounts of Teleport Transmission Holdings, Inc. ("TTH"), which holds certain transmission licenses acquired in connection with certain of the Company's business combinations in 1994. As of September 30, 1996, TTH is owned one-third each by two U.S. directors and one former director. TTH's financial statements have been consolidated with the financial statements of the Company due to common ownership and control.

         All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b) Change in Fiscal Year End

         The Company's fiscal year currently ends on September 30. The Company has elected to change its fiscal year end to December 31 from September 30, effective for the 1997 fiscal year.

     (c) Cash Equivalents and Short-term Investments

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

         The Company carries all cash equivalents and short-term investments at cost, which approximates fair value.

     (d) Inventory

         Inventory, consisting of satellite systems equipment and equipment to be utilized in the installation of fiber optic communications systems and networks for customers, is recorded at the lower of cost or market, using the first-in, first-out method of accounting for cost.

     (e) Investments

         Investments in joint ventures are accounted for using the equity method, under which the Company's share of earnings or losses of the joint ventures are reflected in operations and dividends are credited against the investment when received. Losses recognized in excess of the Company's investment due to additional investment or financing requirements, or guarantees, are recorded as a liability in the accompanying consolidated financial statements. Other investments representing an interest of 20% or more, but less than 50%, are accounted for using the equity method of accounting. Investments of less than 20% are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used.

     (f) Property and Equipment

         Property and equipment are stated at cost. Costs of construction are capitalized, including interest costs related to construction. Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Depreciation is provided using the straight-line method over the estimated useful lives of the assets owned and the related lease term for equipment held under capital leases.

         Effective January 1, 1996, the Company shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives were made on a prospective basis, beginning January

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)   Summary of Significant Accounting Policies (continued)

         1, 1996. The effect of this change was to increase depreciation expense and net loss for the year ended September 30, 1996, by approximately $7.0 million ($0.26 per share).

         Estimated useful lives of major categories of property and equipment before and after January 1, 1996 are as follows:

                                            Before          After
                                          January 1,       January 1,
                                           1996             1996
                                        --------------  --------------
         Office furniture and equipment  5 to 7 years   3 to 7 years
         Buildings and improvements        31.5 years     31.5 years
         Machinery and equipment        7 to 15 years   3 to 8 years
         Switch equipment                    15 years       10 years
         Fiber optic transmission system     30 years       20 years


     (g) Other Assets

         Amounts related to the acquisition of transmission and other licenses are recorded at cost. Amortization is provided using the straight-line method over 20 years. Goodwill results from the application of the purchase method of accounting for business combinations. Amortization is provided using the straight-line method over a maximum of 20 years.

         Rights of way, minutes of use, and non-compete agreements are recorded at cost, and amortized using the straight-line method over the terms of the agreements, currently ranging from 2 to 12 years.

         Amortization of deferred financing costs is provided over the life of the related financing agreement, the maximum term of which is 10 years.

         The Company periodically evaluates the carrying value of intangible assets using a discounted cash flow methodology and provides a provision for impairment, if necessary, in the year the impairment is identified.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (h) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     (i) Revenue Recognition

         During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts. Under the new method, the Company recognizes revenue as services are provided and continues to charge direct selling expenses to operations as incurred. The Company had previously recognized revenue in an amount equal to the non-cancelable portion of the contract, which is a minimum of one year on a three-year or longer contract, at the inception of the contract and upon activation of service to the customer to the extent of direct installation and selling expenses incurred in obtaining customers during the period in which such revenue was recognized. Revenue recognized in excess of normal monthly billings during the year was limited to an amount which did not exceed such installation and selling expense. The remaining revenue from the contract had been recognized ratably over the remaining non-cancelable portion of the contract. The Company believes the new method is preferable because it provides a better matching of revenue and related operating expenses and is more consistent with accounting practices within the telecommunications industry.

         As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995, and has presented the pro forma effects on prior periods assuming the change had been applied retroactively. The Company's results for fiscal 1996 reflect a charge of approximately $3.5 million relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting for fiscal 1996 was not significant.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

         Revenue from Satellite Services is recognized as services are rendered. Revenue from Network Services contracts for the design and installation of fiber optic communication systems and networks, which are generally short-term in duration, is recognized primarily using the percentage of completion method of accounting. Maintenance revenue is recognized as services are provided.

         Uncollectible trade receivables are accounted for using the allowance method.

     (j) Income Taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k) Loss Per Share

         Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding for fiscal years 1994 and 1995 represents outstanding Holdings-Canada common shares. Weighted average number of shares outstanding for fiscal 1996 represents outstanding Holdings-Canada common shares for the period October 1, 1995 through August 2, 1996, and outstanding ICG Common Stock and Holdings-Canada Class A common shares (owned by third parties) for the period August 5, 1996 through September 30, 1996.

         Common  stock   equivalents,   which  include  options,   warrants  and
         convertible subordinated notes and preferred stock, are not included in the loss per share calculation as their effect is anti-dilutive.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)  Summary of Significant Accounting Policies (continued)

     (l) New Accounting Standards

         Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS 121"), was issued in March 1995 by the Financial Accounting Standards Board. It requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is required to be adopted for fiscal years beginning after December 15, 1995, and was adopted by the Company as of October 1, 1996. The adoption of SFAS 121 did not have a significant effect on the consolidated financial statements of the Company.

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), was issued by the Financial Accounting Standards Board in October 1995. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value-based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"). Entities electing to remain with the accounting method prescribed in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value-based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company currently accounts for its stock-based compensation using the accounting method prescribed by Opinion 25 and does not expect to adopt the accounting method prescribed by SFAS 123; however, the Company will include the pro forma disclosures required by SFAS 123 for periods beginning subsequent to September 30, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(2)   Summary of Significant Accounting Policies (continued)

     (m)  Reclassifications

          Beginning in fiscal 1996, network operating costs, which were previously classified as selling, general and administrative expenses, have been reclassified as operating costs to conform with current industry practice. Such expenses amounted to $2.6 million, $2.1 million, and $13.7 million in fiscal 1994, 1995 and 1996, respectively. All prior year financial information has been restated to conform with this year's presentation.

          Certain other prior year amounts have been reclassified to conform with the current year's presentation.

(3)  Business Combinations and Investments

     (a) Acquisitions and Investments During the Year Ended September 30, 1996

         In January 1996, the Company purchased the remaining 49% minority interest of Fiber Optic Technologies, Inc. ("FOTI"), making FOTI a wholly owned subsidiary. Consideration for the purchase was approximately $2.0 million in cash and 66,236 common shares of
         Holdings-Canada valued at approximately $0.8 million, for total consideration of approximately $2.8 million.

         In February 1996, the Company entered into an agreement with Linkatel California, L.P. ("Linkatel") and its other partners, Linkatel Communications, Inc. and The Copley Press, Inc., under which the Company acquired a 60% interest in Linkatel for an aggregate purchase price of $10.0 million in cash and became the general partner of Linkatel. In April 1996, the partnership was renamed ICG Telecom of San Diego, L.P. ("ICG Telecom of San Diego").

         In March 1996, the Company acquired a 90% equity interest in Maritime Cellular Tele-Network, Inc. ("MCN"), a Florida-based provider of cellular and satellite communications for commercial ships, private vessels, offshore oil platforms and land-based mobile units, for approximately $0.7 million in cash and approximately $0.1 million of assumed debt, for total consideration of approximately $0.8 million.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(3)   Business Combinations and Investments (continued)

         In August 1996, the Company acquired the Signaling System 7 ("SS7") business of Pace Network Services, Inc. ("Pace"), a division of Pace Alternative Communications, Inc. SS7 is used by local exchange companies, long-distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up resulting in a more efficient use of network resources. Consideration paid for the purchase was $1.8 million in cash as of September 30, 1996. This amount is subject to purchase price adjustments based on future operating results of the underlying business.

         The above acquisitions have been accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations are included in the consolidated financial statements from the date of acquisition. Revenue, net loss and loss per share on a pro forma basis are not significantly different from the Company's historical results for the periods presented herein. The aggregate purchase price of the 1996 acquisitions, in which the Company obtained a controlling interest, was allocated based on fair values as follows (in thousands):

                 Current assets              $ 6,563
                 Property and equipment        7,542
                 Other assets, including
                   goodwill                    9,647
                 Current liabilities            (775)
                 Long-term liabilities        (6,314)
                 Minority interest            (1,422)
                                             ===========
                                             $15,241
                                             ===========

     (b) Acquisitions and Investments During the Year Ended September 30, 1995

         In January 1995, the Company and an unaffiliated entity formed Maritime Telecommunications Network, Inc. ("MTN") to provide wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil platforms. The Company acquired (i) approximately 64% of MTN, (ii) approximately $4.4 million in notes receivable from MTN and (iii) consulting and non-compete agreements valued at an aggregate of approximately $0.3 million in exchange for
         (i) approximately $9.0 million in cash, (ii) the surrender and cancellation of a note to the Company from the other entity for $0.6 million plus interest, (iii) 408,347 Holdings-Canada common shares valued at approximately $5.1 million (of which 256,303 common shares were issued in the fourth quarter of

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

 (3)  Business Combinations and Investments (continued)

         fiscal year 1994) and (iv) the Company's commitment to provide up to $2.7 million in additional convertible working capital advances to MTN as required by MTN. The other shareholder of MTN contributed the assets of a predecessor business to MTN. MTN also assumed approximately $2.1 million of obligations of such predecessor business. The Company paid a $0.5 million finder's fee obligation of the predecessor to a third party. The Company has also agreed that the Company will purchase the MTN shares owned by the other shareholder of MTN at fair value, as defined, if MTN has not completed a public offering of common stock by January 3, 1998. In March 1995, the Company purchased a 56% interest and in July 1995, an additional 2% interest in Zycom Corporation ("Zycom"), an Alberta, Canada corporation whose shares are traded on the Alberta Stock Exchange. Consideration for the purchase was approximately $0.8 million in cash, the conversion of $2.0 million in notes receivable, and the assumption of approximately $0.7 million in debt for total consideration of approximately $3.5 million. In March 1996, the Company acquired an additional approximate 12% equity interest in Zycom by converting a $3.2 million receivable due from Zycom.

         The above acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of the 1995 acquisitions, in which the Company obtained a controlling interest, was allocated based on fair values as follows (in thousands):


                    Current assets            $     1,835
                    Property and equipment          9,086
                    Other assets, including
                      goodwill                     16,986
                    Current liabilities            (2,764)
                    Long-term liabilities          (6,779)
                    Minority interest              (4,850)
                                              -------------
                                              $    13,514
                                              =============

         In November 1994 and January 1995, the Company purchased an aggregate of 571,428 shares of InterAmericas Communications Corporation ("InterAmCom") for total cash consideration of $2.0 million, which represented an approximate 6% interest. During fiscal 1995, the Company recorded an allowance of $2.0 million for the impairment of the investment based on management's estimate of the net realizable value of the investment.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

 (3)  Business Combinations and Investments (continued)

         During fiscal 1995, the Company invested approximately $5.2 million ($3.9 million in cash, $1.1 million in common shares of Holdings-Canada, and the conversion of approximately $0.2 million in notes receivable) in StarCom International Optics Corporation ("StarCom"), for which the Company received a 25% equity interest in each of Starcom's wholly owned operating subsidiaries. The total acquisition price is included in investments in the accompanying consolidated financial statements. The 25% equity interest has been pledged as collateral for StarCom financings.

     (c) Acquisitions During the Year Ended September 30, 1994

         In August 1994, the Company acquired DataCom Integrated Systems Corporation. The Company issued 141,654 Holdings-Canada common shares (14,854 of which were issued in fiscal 1995) valued at approximately $2.0 million as consideration for the purchase. In addition, the Company may be required to make an additional payment, payable in Common Stock of the Company, up to a maximum of $3.5 million, based on future performance of that business.

         In July 1994, the Company completed the acquisition of FiberCap, Inc. Consideration for the purchase was approximately $0.2 million in cash, 57,250 common shares of Holdings-Canada valued at approximately $0.8 million and a note payable of $0.1 million, for total consideration of $1.1 million.

         In April 1994, the Company acquired Mid-American Cable Inc. for an aggregate price of $1.6 million. Consideration for the purchase was $0.2 million in cash and 84,401 common shares of Holdings-Canada valued at $1.4 million.

         In April 1994, the Company acquired PTI Harbor Bay, Inc./UpSouth Corporation ("Bay Area Teleport"). Total consideration paid for the purchase was approximately $0.3 million in cash and 1,183,147 common shares of Holdings-Canada valued at approximately $19.0 million, for total consideration of approximately $19.3 million.

         In April 1994, the Company acquired substantially all the business assets of Mtel Digital System, Inc. ("Mtel DS"). Consideration for the purchase was approximately $0.7 million in cash and a note payable for approximately $6.9 million, bearing interest at 7.5% per annum, for total consideration of approximately $7.6 million. The note was paid during 1995.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

 (3)  Business Combinations and Investments (continued)

         In connection with the Bay Area Teleport and Mtel DS acquisitions, the Company paid an aggregate amount of approximately $0.5 million to an unaffiliated third party as a finder's fee, which is included in the cost of the acquisitions. The fee was satisfied through the issuance of 31,513 common shares of Holdings-Canada. In February 1994, the Company agreed to acquire Nova-Net Communications, Inc. ("Nova-Net"). The Company assumed management control of Nova-Net effective May 1, 1994 and completed the acquisition on November 2, 1994. Consideration for the purchase was $0.7 million in cash, assumption of approximately $1.4 million in outstanding debt, after payments subsequent to September 30, 1994, and approximately $6.6 million in common shares of Holdings-Canada, for an aggregate price of approximately $8.7 million. During fiscal 1995, the Company recorded a provision for impairment of the goodwill recorded in connection with the Nova-Net acquisition of $5.0 million, based on management's estimate of the net realizable value of the investment.

         In October 1993, the Company purchased all the real and personal property and licenses of an earth station in Steele Valley, California, for consideration of approximately $0.9 million, which was satisfied through the issuance of 2,253 common shares of Holdings-Canada valued at approximately $0.1 million and $0.8 million in cash.

         The above acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of the 1994 acquisitions was allocated based on fair values as follows (in thousands):

                 Current assets                 $  4,848
                 Property and equipment           23,278
                 Other assets, including
                   goodwill                       19,181
                 Current liabilities              (5,588)
                                                ============
                                               $  41,719
                                                ============

     (d) Investments in Joint Venture and Affiliate

         In September 1992, the Company entered into a joint venture agreement with Greenstar Technologies Inc . (now GST Telecommunications, Inc. ("GST")) in which each party has a 50% equity interest. The purpose of the joint venture was to design,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

 (3)  Business Combinations and Investments (continued)

         construct and operate a competitive access network in Phoenix. In return for its 50% interest, the Company was required to commit to provide equity or debt financing on or before January 24, 1994, which commitment was provided on January 21, 1994. As of September 30, 1996, the Company had provided financing of $11.7 million, including working capital advances, which is included in long-term notes receivable and had established a valuation allowance of $5.8 million due to uncertainty of collection. Working capital advances totaled $0.4 million and were included in Receivables-Joint Venture and Affiliate as of September 30, 1995. The Company began to record losses for its 50% interest in the joint venture in the second quarter of fiscal 1994, and as of September 30, 1996, had recorded a total loss of $3.7 million, including a loss of $1.5 million for the year ended September 30, 1996. The Company's equity contribution to the joint venture through September 30, 1996, totaled $1.2 million. As of September 30, 1996, the Company had entered into negotiations with GST under which GST would purchase the Company's interest in the joint venture. The gain or loss on the sale is not expected to be significant.

         Also included in Receivables-Joint Venture and Affiliate at September 30, 1995, is $0.3 million due from an affiliate of the Company's Mexican subsidiary. The Company is in the process of selling its investment in Mexico. The gain or loss on the sale is not expected to be significant.

(4)   Notes Receivable

      Notes receivable due within one year are comprised of the following as of September 30:

                                              1995          1996
                                           -----------   -----------
                                                (in thousands)
      Due from Crescomm
         Telecommunications Services,
         Inc., with interest at
         approximately 8%                  $   250             -
      Due from NovoComm, Inc., with
         interest at 8%                      1,500           200
      Other                                     11            63
                                           -----------  -----------
                                            $1,761           263
                                           ===========   ===========

      The NovoComm, Inc. note receivable at September 30, 1996 is net of a valuation allowance of $1.3 million based on management's uncertainty as to collection. The Company expects to receive $0.2 million in partial payment prior to December 31, 1996.

      ICG COMMUNICATIONS , INC.
      AND SUBSIDIARIES

      Notes to Consolidated Financial Statements, Continued
      ------------------------------------------------------------------------

      (5)  Property and Equipment

           Property and equipment, including assets owned under capital leases, at September 30 is comprised of the following:
                                             1995           1996
                                          ------------  -------------
                                                (in thousands)
           Land                           $     1,519             -
           Buildings and improvements           3,676         2,684
           Furniture, fixtures and
             office equipment                  13,666        25,143
           Machinery and equipment             25,195        21,057
           Fiber optic equipment               39,104        77,354
           Satellite equipment                 15,044        18,024
           Switch equipment                    20,302        53,413
           Fiber optic transmission
             system                            74,251       111,172
           Construction in progress            35,852        74,588
                                          ------------  -------------
                                              228,609       383,435
           Less accumulated depreciation      (26,605)      (47,298)
                                          ------------  -------------
                                          $   202,004       336,137
                                          ============  =============

           Property and equipment includes approximately $74.6 million of equipment which has not been placed in service at September 30, 1996, and, accordingly is not being depreciated. The majority of this amount is related to an agreement with Southern California Edison Company (see note 14(a)) under which the Company is licensing fiber optic cable.

           Certain of the above assets have been pledged as security for long-term debt and capital lease obligations at September 30, 1996. The following is a summary of property and equipment owned under capital leases at September 30:

                                             1995          1996
                                          ------------ -------------
                                               (in thousands)
            Machinery and equipment        $   10,349      7,882
            Fiber optic equipment                 663        395
            Switch equipment                   17,529     26,509
            Construction in progress           13,935     52,645
                                          ------------ -------------
                                               42,476     87,431
            Less accumulated depreciation      (2,117)    (4,362)
                                          ============ =============
                                          $    40,359     83,069
                                          ============ =============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

 (6)  Other Assets

      Other assets at September 30 are comprised of the following:
                                                1995           1996
                                             -----------   ------------
                                                  (in thousands)
       Goodwill                                $ 32,315        37,262
       Less accumulated amortization             (3,116)       (5,087)
                                             -----------   ------------
             Goodwill                        $   29,199        32,175
                                             ===========   ============

       Deferred financing costs              $   17,930        24,749
            Less accumulated amortization        (1,912)       (2,165)
                                             -----------    -----------
             Deferred financing costs        $   16,018        22,584
                                             ===========   ============
       Transmission and other licenses       $   12,480        10,255
       Less accumulated amortization             (1,688)       (1,644)
                                             -----------    -----------
             Transmission and other licenses $   10,792         8,611
                                             ===========   ============

       Deposits                              $      811         3,514
       PACE customer base                             -         1,805
       Rights of way                              1,091         1,707
       Minutes of use agreement                       -         1,421
       Non-compete agreement                        602           602
       Risk premium                               2,004             -
       Other                                        552           575
                                             -----------   ------------
                                                  5,060         9,624
       Less accumulated amortization             (1,785)       (1,227)
                                             ===========   ============
               Other                           $  3,275         8,397
                                             ===========   ============

(7)   Related Party Transactions

      During fiscal 1996, Holdings-Canada and International Communications Consulting, Inc. ("ICC") entered into a consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 in exchange for approximately $4.2 million in consulting fees to be paid during the term of the agreement. During fiscal 1996, the Company paid $1.3 million related to this consulting agreement. William W. Becker, a director and stockholder of the Company, is President and Chief Executive Officer of ICC.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(7)   Related Party Transactions (continued)

      At September 30, 1995 and 1996, receivables from officers and employees in the amount of approximately $0.6 million are primarily comprised of notes bearing interest at 7% and are included in Receivables-Other in the accompanying consolidated financial statements. The notes receivable relate to relocation expenses of officers.

      Effective May 31, 1994, the Company acquired the remaining 4% minority interest in Holdings from Worldwide Condominium Developments, Inc. ("WWCDI"), a related entity. The 4% interest was exchanged for (i) the transfer of the Company's oil and gas properties (at an estimated value of approximately $0.9 million), (ii) the surrender and cancellation of two demand promissory notes receivable from William W. Becker, owner of WWCDI (the "Becker Interests"), in the total principal amount of approximately $4.0 million and (iii) 373,663 of Holdings-Canada common shares. The 4% minority interest in Holdings was valued at approximately $12.2 million by the non-related members of the Company's Board of Directors. The transaction was approved unanimously by Holdings-Canada's non-related directors, and ratified by Holdings-Canada's non-related shareholders. Due to the related party nature of the purchase, the investment has been recorded at the historical basis of WWCDI. As a result, consideration in excess of the historical basis has been recorded in a manner similar to a dividend.

      The Company recognized telecommunications revenue of approximately $1.3 million for the year ended September 30, 1994 from companies beneficially owned by the Becker Interests. No such revenue was recognized for the years ended September 30, 1995 or 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)   Long-term Debt and Short-term Notes Payable

      Long-term debt at September 30 is summarized as follows:

                                                    1995        1996
                                                 ----------  -----------
                                                     (in thousands)
       12 1/2% Senior discount notes, net of
         discount (a)                             $      -      315,626
       13 1/2% Senior discount notes, net of
         discount (b)                              299,934      343,772
       Convertible subordinated notes (c)           74,434          491
       Credit facility (d)                          13,515            -
       Note payable with interest at the 90-day
         commercial paper rate plus 4.75%
         (10.11% at September  30, 1996),
         due  2001, secured by certain
         telecom equipment                               -        5,888
       Note payable with interest at 11%, due
         monthly through fiscal 1999,
         secured by equipment                        3,493        2,803
       Mortgage payable with interest at 8.5%,
         due monthly   through 2009, secured by
         building                                    1,242        1,194
       Notes payable to sellers of FOTI and
         FOTDS (e)                                     600            -
       Other                                     $     336           10
                                                 ----------  -----------
                                                   393,554      669,784

       Less current portion                        (14,454)        (795)
                                                 ----------  -----------

                                                 $ 379,100      668,989
                                                 ==========  ===========

     (a) 12 1/2% Senior Discount Notes

         On April 30, 1996, Holdings completed a private placement (the "1996 Private Offering") of 12 1/2% Senior Discount Notes (the "12 1/2% Notes") and of 14 1/4% Exchangeable Preferred Stock (the "Exchangeable Preferred Stock") for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the 1996 Private Offering after issue costs of approximately $17.0 million were approximately $433.0 million.

         The 12 1/2% Notes are unsecured senior obligations of Holdings (guaranteed by ICG and Holdings-Canada) that mature on May 1, 2006, with a maturity value of $550.3 million. Interest will accrue at 12 1/2% per annum beginning May 1, 2001, and is payable each May 1 and November 1 commencing November 1, 2001. The 12 1/2% Note indenture contains certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)   Long-term Debt and Short-term Notes Payable (continued)

         The 12 1/2% Notes were originally recorded at approximately $300.0 million. The discount on the 12 1/2% Notes and the debt issue costs are being accreted over ten years until maturity at May 1, 2006. The accretion of the discount and debt issue costs is included in interest expense in the accompanying consolidated financial statements.

         Approximately $35.3 million of the proceeds from the 1996 Private Offering were used to redeem the 12% redeemable preferred stock of
         Holdings (the "Redeemable Preferred Stock") issued in August 1995 ($30.0 million), pay accrued preferred dividends ($2.6 million) and to repurchase 916,666 warrants of the Company ($2.7 million) issued in connection with the Redeemable Preferred Stock. The Company recognized a charge to minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock of approximately $12.3 million for the excess of the redemption price of the Redeemable Preferred Stock over the carrying amount at April 30, 1996, and recognized a charge to interest expense of approximately $11.5 million for the payments made to noteholders with respect to consents to amendments to the indenture governing the 13 1/2% Notes to permit the 1996 Private Offering.

     (b) 13 1/2% Senior Discount Notes

         On August 8, 1995, Holdings completed a high yield debt offering (the "1995 Private Offering") through the issuance of 58,340 units (the "Units"), each Unit consisting of ten $1,000, 13 1/2% Senior Discount Notes ("the 13 1/2% Notes") due September 15, 2005, and warrants to purchase 33 common shares of Holdings-Canada (the "Unit Warrants"), resulting in net proceeds of approximately $286.0 million, net of approximately $14.0 million in issue costs. The 13 1/2% Notes were sold at approximately 51% of the stated maturity of $584.3 million, and will mature on September 15, 2005. Interest accrues at the rate of 13 1/2% per annum beginning September 15, 2000 and is payable in cash each March 15 and September 15 commencing March 15, 2001.

         The 13 1/2% Notes were originally recorded at approximately $294.0 million, which represents the $300.0 million in proceeds less the approximate $6.0 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The discount on the 13 1/2% Notes is being accreted using the interest method over five years until September 15, 2000, the date at which the 13 1/2% Notes can first be

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)   Long-term Debt and Short-term Notes Payable (continued)

         redeemed. The value assigned to the Unit Warrants, representing additional debt discount, is also being accreted to the debt over the five-year period. The accretion of the total discount is included in interest expense in the accompanying consolidated financial statements.

         Holdings may redeem the 13 1/2% Notes on or after September 15, 2000, in whole or in part, at the redemption prices set forth in the agreement, plus unpaid interest, if any, at the date of redemption. The 13 1/2% Notes are guaranteed on a senior, unsecured basis by ICG and Holdings-Canada. The 13 1/2% Note indenture contains certain covenants which provide for limitations on indebtedness, dividends, asset sales, and certain other transactions.

         The Unit Warrants entitle the holder to purchase one common share of Holdings-Canada at the exercise price of $12.51 per share and are exercisable at any time between August 8, 1996 and August 8, 2005 (See note 12 (d)).

         In connection with the issuance of the 13 1/2% Notes, the Company obtained $6.0 million of interim financing from the placement agent and certain private investors in exchange for the issuance of an aggregate of 520,000 Series A Warrants (See note 12 (d)). The $6.0 million was repaid with a portion of the proceeds from the 1995 Private Offering. As a result of the repayment of the interim financing, the value assigned to the Series A Warrants totaling approximately $3.0 million, representing debt discount, was charged to interest expense during the year ended September 30, 1995.

     (c) Convertible Subordinated Notes

         Effective September 17, 1993, Holdings-Canada issued $18.0 million in convertible subordinated notes with interest at 8% ("8% Notes"). Interest was payable, at the option of the Company, in cash or through the issuance of additional 8% Notes. The 8% Notes were subordinated to all present and future senior debt.

         The 8% Notes, excluding unpaid interest, were convertible, at the option of the holder, at any time into common shares of Holdings-Canada at a conversion price of $15.60 for each common share. During fiscal 1995, approximately $1.1 million of the 8% Notes, including approximately $0.1 million of interest paid in 8% Notes, were converted to 69,230 common shares of Holdings-Canada. During fiscal 1996,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)   Long-term Debt and Short-term Notes Payable (continued)

         the remaining $17.0 million of the 8% Notes and approximately $3.1 million of interest paid in 8% Notes were converted into 1,289,738 shares of Holdings-Canada.

         The Company, in conjunction with the issuance of the 8% Notes, paid to its placement agent a private placement fee of $0.9 million. The private placement fee was included in deferred financing costs as of September 30, 1995 and was being amortized over the term of the 8% Notes. During the year ended September 30, 1996, the remaining $0.5 million of deferred financing costs were written off upon conversion of the 8% Notes.

         Effective October 28, 1993, the Company issued approximately $47.8 million in convertible subordinated notes with interest at 7% ("7% Notes"). The 7% Notes were due October 30, 1998, unless earlier converted or redeemed. Interest was payable, at the option of the Company, in cash or through the issuance of additional 7% notes. The 7% Notes were subordinated to all present and future senior debt.

         All or any portion of the outstanding principal amount of any note and interest are convertible, at the option of the holder, into common shares of Holdings-Canada at a conversion price of $18.00 for each common share.

         During fiscal 1996, the Company notified the holders of the 7% Notes of its intent to redeem the 7% Notes, together with accrued interest. As of September 30, 1996, approximately $47.8 million of the 7% Notes and approximately $7.9 million of interest paid in 7% Notes were converted into 3,123,116 shares of Holdings-Canada. As of September 30, 1996, approximately $0.5 million of interest paid in 7% Notes remains outstanding, which are in the process of being converted.

         The Company paid to the placement agent a private placement fee of approximately $2.4 million. The private placement fee, included in deferred financing costs, was being amortized over the term of the 7% Notes. During the year ended September 30, 1996, approximately $1.1 million of deferred financing costs were written off upon conversion of the 7% Notes.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)   Long-term Debt and Short-term Notes Payable (continued)

     (d) Credit Facility

         Effective November 16, 1990, the Company, through Teleport Denver Ltd. ("TDL"), a subsidiary of Holdings, entered into an $18.0 million financing arrangement with Communications Credit Corp. ("CCC"), a subsidiary of Northern Telecom Finance Corporation, to provide for the acquisition, construction, installation, operation, maintenance and expansion of a fiber optic transmission system. The promissory notes accrued interest at 5.5% over the 90-day high grade commercial paper rate with a maximum rate of 14.5%.

         In December 1995, the Company refinanced this credit facility as part of the short-term financing agreement with Norwest Bank Colorado, N.A. ("Norwest"), described below, which was repaid in March, 1996. During the year ended September 30, 1996, $1.1 million of deferred financing costs were written off upon payment of the credit facility.

     (e) Notes Payable to Sellers of FOTI and FOTDS

         In conjunction with the 1992 acquisitions of FOTI and Fiber Optic Technologies Data Systems, Inc. (`FOTDS"), the Company issued notes payable of approximately $2.0 million bearing interest at 7% per annum, payable annually in cash or common shares of Holdings-Canada at the option of the Company. Principal was payable through the issuance of 266,800 common shares of Holdings-Canada, at a deemed value of $7.50 per common share. As of September 30, 1995, 186,800 Holdings-Canada common shares had been issued. On January 3, 1996, the final payment was satisfied at a discount, with the Company issuing 76,027 common shares of Holdings-Canada pursuant to an agreement to purchase the remaining 49% of FOTI (see note 3).

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)   Long-term Debt and Short-term Notes Payable (continued)

      Scheduled principal maturities of long-term debt as of September 30, 1996 are as follows (in thousands):

          Year ending September 30:
            1997                                   $     795
            1998                                       6,774
            1999                                       1,282
            2000                                         537
            2001                                          50
            Thereafter (a)                         1,135,548
                                                   ------------
                                                   1,144,986
                Less unaccreted discount on the
                   12 1/2% Notes and 13 1/2% Notes  (475,202)
                                                   ------------
                                                   $ 669,784
                                                   ============

     (a) Includes $550.3 million of 12 1/2% Notes and $584.3 million of 13 1/2% Notes due at maturity.

       Short-term Note Payable and Line-of-Credit

       At September 30, 1995, FOTI maintained a $4.0 million line of credit bearing interest at the prime rate plus 5% that was payable on demand. In December 1995, the Company refinanced the line of credit as part of a short-term facility with Norwest described below.

       In December 1995, Holdings obtained $17.5 million of short-term financing with Norwest, with interest at 2.5% above the Money Market Account yield, to refinance certain of the Company's debt. The Company paid off this debt and accrued interest in March 1996.

(9)   Capital Lease Obligations

      The Company is obligated under various capital lease agreements for equipment at September 30, 1995 and 1996. Capital lease obligations increased in fiscal 1996 primarily due to the Company's agreement with Southern California Edison Company to license fiber optic cable in Southern California (see note 14(a)).

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(9)   Capital Lease Obligations (continued)


      The future required payments under the Company's capital lease obligations subsequent to September 30, 1996 are as follows (in thousands):

            Year ending September 30:
              1997                                $  14,571
              1998                                   16,336
              1999                                   14,034
              2000                                   14,252
              2001                                   18,154
              Thereafter                            107,591
                                                  ------------
                  Total minimum lease payments      184,938
              Less amounts representing interest   (106,613)
                                                  ------------
              Present value of net minimum lease
                  payments                           78,325
              Less current portion                   (7,487)
                                                  ------------
                                                 $   70,838
                                                  ============

(10)  Redeemable Preferred Stock of Subsidiary

      12% Redeemable Preferred Stock

      In August 1995, Holdings-Canada completed a private placement of preferred stock (the "Private Placement") in connection with the 1995 Private Offering discussed in note 8. The Private Placement consisted of 300,000 shares of Redeemable Preferred Stock and warrants to purchase 2,750,000 common shares of Holdings-Canada (see note 12(d)) for net proceeds of $28.8 million, after payment of $1.2 million in issue costs. The Redeemable Preferred Stock accrued dividends quarterly at an annual rate of 12% per annum.

      The Redeemable Preferred Stock was originally recorded at approximately $13.7 million, which represents the $28.8 million in net proceeds less the approximate $15.1 million value assigned to the warrants, which is included in additional paid-in-capital of the Company. The value assigned to the warrants, representing a discount on the Redeemable Preferred Stock, was accreted through the time the Redeemable Preferred Stock was redeemed on April 30, 1996 with a portion of the proceeds from the 1996 Private Offering.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(10)  Redeemable Preferred Stock of Subsidiary (continued)

      14 1/4% Exchangeable Preferred Stock

      The Exchangeable Preferred Stock consists of 150,000 shares of preferred stock that bear a cumulative dividend at the rate of 14 1/4% per annum. The dividend is payable quarterly in arrears each February 1, May 1, August 1 and November 1 commencing August 1, 1996. Through May 1, 2001, the dividend is payable, at the option of the Company, in cash or additional shares of Exchangeable Preferred Stock. The Company may exchange the Exchangeable Preferred Stock into 14 1/4% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The Exchangeable Preferred Stock is subject to mandatory redemption on May 1, 2007.

      Included in minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock for the years ended
      September 30, 1995 and 1996 is approximately $1.3 million and $27.0 million, respectively, associated with the Redeemable Preferred Stock (fiscal 1995 and fiscal 1996) and the Exchangeable Preferred Stock (fiscal 1996 only), including the accretion of warrants issued in connection with the Redeemable Preferred Stock, accretion of issue costs and a 12% and 14 1/4% preferred stock dividend accrual on the Redeemable Preferred Stock and the Exchangeable Preferred Stock, respectively. These costs are partially offset by the minority interest share of losses in subsidiaries of approximately $0.6 million and $2.7 million for the years ended September 30, 1995 and 1996, respectively.

(11)  Convertible Preferred Stock of Subsidiary

      Convertible Series B Preferred Stock, no par value, 2,000,000 shares authorized; 990,000 shares issued and outstanding at September 30, 1995.

      In May and June 1995, Holdings-Canada sold an aggregate of 1,600,000 convertible preferred shares, having an aggregate stated value of $16.0 million. Net proceeds to the Company, after issue costs of approximately $0.9 million, were approximately $15.1 million. The convertible preferred shares were convertible at the holders' election into common shares of Holdings-Canada commencing in July 1995, at a discount from the market price at the time of conversion equal to 18.5% for $6.0 million of the convertible preferred shares ("Series A Preferred Stock") and 17.5% for $10.0 million of the convertible preferred shares ("Series B Preferred Stock").

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------

(11)  Convertible Preferred Stock of Subsidiary (continued)

      In July 1995, 10,000 shares of the Series B Preferred Stock were repurchased for $0.1 million in cash. In August and September 1995, 200,000 shares of the Series A Preferred Stock were converted to 302,029 common shares of Holdings-Canada valued at $2.0 million, and 400,000 shares of the Series A Preferred Stock were repurchased for approximately $4.2 million in cash. The excess of the repurchase price over the stated value of the Series A and Series B Preferred Stock repurchased of approximately $0.5 million was treated as a preferred stock dividend and is included in minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock in the accompanying consolidated financial statements.

      During fiscal 1996, the Company repurchased approximately $5.6 million of Series B Preferred Stock, and approximately $3.8 million of the Series B Preferred Stock was converted to Holdings-Canada common shares. The excess of the repurchase and conversion price over the stated value of the Series B Preferred Stock of approximately $1.0 million has been treated as a preferred stock dividend and is included in minority interest in share of losses, net of accretion and preferred stock dividends on subsidiary preferred stock in the accompanying consolidated financial statements. No convertible preferred shares remain outstanding as of September 30, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------

(12)  Stockholders' Equity (Deficit)

      Common Stock

      Common stock outstanding at September 30, 1996 represents the issued and outstanding Common Stock of ICG and Class A common shares of Holdings-Canada (owned by third parties) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of September 30, 1996:

                                              Shares          Shares
                                             owned by        owned by
                                                ICG            third
                                                              parties
                                            ------------    ------------
       ICG Common Stock, $.01 par value,
        100,000,000 shares authorized;
        0 and 29,888,376 shares issued
        and outstanding at September 30,
        1995 and 1996, respectively                  -       29,888,376

       Holdings-Canada Class A common
        shares, no par  value, 100,000,000
        shares authorized;   24,990,839 and
        31,672,103 shares issued and
        outstanding at September 30, 1995
        and 1996,  respectively:
           Class A common shares,
             exchangeable on a
             one-for-one basis for ICG Common
             Stock at any time                        -       1,815,101
           Class A common shares owned
             by ICG                          29,857,002               -
                                                            ------------
       Total shares outstanding                              31,703,477
                                                            ============

     (a) Public Offering

         On October 24, 1994, Holdings-Canada completed a public offering of its common shares, whereby 6,900,000 shares, including 1,183,147 shares sold by selling shareholders, were sold at $14 per share. Net proceeds to the Company, net of issue costs of approximately $5.7 million, were approximately $74.3 million.

     (b) Private Placements

         In May and June 1995,  the  Company  privately  placed  595,000  common shares of Holdings-Canada for $7.50 per share. Net proceeds to the Company, after issue costs of approximately $0.4 million, were approximately $4.0 million. Pursuant to a private placement memorandum dated June 1993, for the issue of 1,500,000 common

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(12)  Stockholders' Equity (Deficit) (continued)

         shares for approximately $8.3 million, the Company agreed to file a registration statement with the Securities and Exchange Commission of the United States that was to become effective on or before October 11, 1993. The registration statement did not become effective on or before that date. As a result, the Company issued, for no additional consideration, an additional 197,250 shares to the investors. The issuance of these additional shares was recorded as a capital transaction during the year ended September 30, 1994.

     (c) Stock Option Plans

         In 1991, 1992 and 1993 the Company's Board of Directors approved incentive stock option plans which provide for the granting of options to directors, officers, employees and consultants of the Company to purchase 285,000, 446,000 and 546,000 common shares of the Company, respectively, at 80% and 100% of the fair value of the common shares at the date of grant. Compensation expense has been recorded for options granted at an exercise price below the fair value of the Company's common shares at the date of grant. The options granted under these plans are subject to various vesting requirements. During the year ended September 30, 1993, the Company's Board of Directors approved the replenishment of 549,500 options available to be granted under the 1993 plan. As of September 30, 1996, 362,058 of these options remain outstanding.

         During the year ended September 30, 1994, the Company granted options to certain directors, officers and employees to purchase 516,000 common shares at exercise prices ranging from $4.52 to $14.39 per share for a period of 10 years. As of September 30, 1996, 308,100 of these options remain outstanding.

         During the year ended September 30, 1995, the Company granted options to certain directors, officers and employees to purchase 1,550,000, 800,000 and 170,000 common shares at exercise prices of $7.94, $13.25 and $8.50 per share, respectively. As of September 30, 1996, 1,550,000, 568,000 and 160,000 of these options, respectively, remain outstanding.

         During the year ended September 30, 1996, the Company granted options to certain directors, officers and employees to purchase 1,321,843 common shares at exercise prices ranging from $10.00 to $26.25 per share for a period of 10 years. As of September 30, 1996, 1,256,793 options remain outstanding.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(12)  Stockholders' Equity (Deficit) (continued)

         The following table summarizes stock option activity for the three years ended September 30, 1996:
                                         Outstanding        Price
                                           options          range
                                         -------------  --------------
                                        (in thousands)
          Outstanding, October 1, 1993         865      $2.99 -  7.34
          Granted                              516       4.52 - 14.39
          Exercised                            (62)      2.99 -  5.43
                                         -------------
          Outstanding, September 30,
            1994                             1,319       2.99 - 14.39
          Granted                            2,520       7.94 - 13.25
          Exercised                           (264)      2.88 -  6.68
          Canceled                            (201)      2.88 - 14.39
                                         -------------
          Outstanding, September 30,
            1995                             3,374       2.99 - 13.25
          Granted                            1,322      10.00 - 26.25
          Exercised                           (248)      2.90 - 13.25
          Canceled                            (243)      2.94 - 13.25
                                         =============
          Outstanding, September 30,
            1996                             4,205       2.94 - 26.25
                                         =============

         As of September 30, 1996, there were 4,204,951 options exercisable at prices ranging from $2.94 to $26.25, expiring at various dates through September 30, 2006.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12) Stockholders' Equity (Deficit) (continued)

     (d   Warrants

          During the years ended September 30, 1994, 1995 and 1996 the Company's warrant activity was as follows:

          (i) During the year ended September 30, 1993, the Company issued to WWCDI bonus warrants to purchase 6,680 Holdings-Canada common shares at an exercise price of $7.50. At September 30, 1994, all of these warrants had been exercised for $50,100.

          (ii)During the year ended September 30, 1993, the Company issued to a debt holder warrants to purchase 17,067, 3,255 and 11,039 common shares at exercise prices of $6.56, $7.38 and $7.88, respectively. During the year ended September 30, 1994, 17,067 warrants were exercised for proceeds of $111,960. In addition, during the year ended September 30, 1994, the Company issued to the same debt holder additional warrants to purchase 1,989, 15,260 and 3,665 common shares of Holdings-Canada at $21.51, $20.01 and $11.80 per share, exercisable on or before November 10, 1998, March 24, 1999, and July 8, 1999, respectively. An additional 7,725 warrants were issued on July 10, 1995 at an exercise price of $14.50, which expire on July 9, 2000. Also issued on July 10, 1995 were 60,000 additional warrants to an affiliate of the debt holder at an exercise price of $14.50, which expire on July 9, 2000. Total warrants outstanding held by the debt holder were 102,933 at September 30, 1996.

        (iii) During the year ended September 30, 1994, the Company issued to two financial advisors warrants to purchase 75,000 and 200,000 common shares of Holdings-Canada. These warrants have an exercise price of $7.94 and $18.00 and are exercisable for two- and five-year periods, respectively. During the years ended September 30, 1995 and 1996, 74,335 and 665 of the 75,000 warrants were exercised for proceeds of $590,035 and $5,278, respectively. At September 30, 1996, the 200,000 warrants remain outstanding. Subsequent to September 30, 1996, 100,000 of the 200,000 warrants were exercised for proceeds of $1.8 million.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(12)  Stockholders' Equity (Deficit) (continued)

         (iv) Pursuant to a private placement during the year ended September 30, 1992, the Company issued to William W. Becker, a director of the Company, warrants to purchase 600,000 common shares of Holdings-Canada at exercise prices of $5.65 and $6.51 on or before February 11, 1993 and 1994, respectively. During the year ended September 30, 1994, these warrants were exercised for proceeds of approximately $3.8 million.

          (v) Pursuant to a private placement during the year ended September 30, 1992, the Company issued warrants to purchase 41,000 common shares of Holdings-Canada at an exercise price of $5.65 on or before July 17, 1993. During the year ended September 30, 1994, all of these warrants were exercised for proceeds of $216,582.

         (vi) The Company issued to a consultant of the Company warrants to purchase 10,000 common shares of Holdings-Canada at an exercise price of $6.40 on or before May 1, 1994. During the year ended September 30, 1994, these warrants were exercised for $59,600.

        (vii) Pursuant to a private placement of the Redeemable Preferred Stock and the interim financing arrangement during the year ended September 30, 1995, the Company issued 1,895,000 Series A Warrants and 1,375,000 Series B Warrants to purchase an equal number of common shares of Holdings-Canada. The exercise prices are $7.94 and $8.73, respectively, and the warrants expire on July 14, 2000. None of the warrants had been exercised as of September 30, 1995. During the year ended September 30, 1996, the Company repurchased 458,333 each of the Series A and Series B Warrants for $3.21 and $2.52, respectively (see note 8). In addition, 1,853,334 warrants were exercised in June 1996 through a cashless exercise in which 1,271,651 Holdings-Canada common shares were issued. As of September 30, 1996, 250,000 Series A Warrants and 250,000 Series B Warrants remain outstanding.

       (viii) In connection with the 1995 Private Offering, the Company issued 1,928,190 warrants to purchase an equal number of common shares of Holdings-Canada. The warrants are exercisable beginning August 8, 1996 at $12.51 per share and expire on August 6, 2005. As of September 30, 1996, all of these warrants remain outstanding.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(12)  Stockholders' Equity (Deficit) (continued)

      The following table summarizes warrant activity for the three years ended September 30, 1996:

                                      Outstanding        Price
                                        warrants         range
                                     ---------------  -------------
                                     (in thousands)
          Outstanding, October 1,
            1993                          689        $5.65 -  7.88
          Granted                         296         7.94 - 21.51
          Exercised                      (675)        5.96 -  7.50
                                     ---------------
          Outstanding,
            September 30, 1994            310         7.38 - 21.51
          Granted                       5,266         7.94 - 14.50
          Exercised                       (74)        7.94 -  7.94
                                     ---------------
          Outstanding,
            September 30, 1995          5,502         7.38 - 21.51
          Repurchased                    (917)        2.52 -  3.21
          Exercised                    (1,854)        7.94 -  8.73
                                     ---------------
          Outstanding,
            September 30, 1996          2,731         7.38 - 21.51
                                     ===============

     The warrants outstanding are exercisable on the following basis as of September 30, 1996:

                                      Outstanding        Exercise
          Expiration date               warrants          price
          ---------------            ---------------   -------------
                                     (in thousands)
          June 18, 1998                     3            $    7.38
          July 16, 1998                    11                 7.88
          November 10, 1998                 2                21.51
          December 17, 1998               200                18.00
          March 24, 1999                   15                20.01
          July 8, 1999                      4                11.80
          July 9, 2000                     68                14.50
          July 14, 2000                   250                 7.94
          July 14, 2000                   250                 8.73
          August 6, 2005                1,928                12.51
                                     ===============
                                        2,731
                                     ===============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(12)  Stockholders' Equity (Deficit) (continued)

     (e) Employee Stock Purchase Plan

         Subsequent to September 30, 1996, the Company established an Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary, up to a limit of $25,000 per year, to be used to purchase ICG Common Stock at a 15% discount to market. The Company may issue a total of 1,000,000 shares of ICG Common Stock to participants in the plan.

(13)  Sale of Teleports

      In December 1995, the Company received approximately $21.1 million as partial payment for the sale of four of its teleports and certain related assets, and entered into a management agreement with the purchaser whereby the purchaser assumed control of the teleport operations. Upon approval of the transaction by the Federal Communications Commission ("FCC"), the Company completed the sale in March 1996 and received an additional $0.4 million due to certain closing adjustments, for total proceeds of $21.5 million. The Company recognized a loss of approximately $1.1 million on the sale. Revenue associated with these operations was approximately $5.9 million, $9.1 million and $2.5 million for fiscal years ended September 30, 1994, 1995 and 1996, respectively. The Company has reported results of operations from these assets through December 31, 1995.

(14)  Commitments and Contingencies

     (a) Network Construction

         In November 1995, the Company signed an agreement with City Public Service of San Antonio ("CPS") to license excess fiber optic facilities on a new 300-mile fiber network being built by the municipally-owned electric and gas utility to provide for its communications needs in the greater metropolitan area. Pursuant to this agreement, the Company has provided a $12.0 million irrevocable letter of credit to secure payment of the Company's portion of the construction costs. The letter of credit is secured by cash collateral of $13.3 million.

         The legal ability of CPS, as a municipally-owned utility, to enter into this contract with the Company has been challenged by SBC Communications, Inc. ("SBC") before the San Antonio City Council as being violative of May 1995 Texas state law.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14)   Commitments and Contingencies (continued)

         The Company has filed a petition with the FCC requesting a declaratory ruling that the federal Telecommunications Act of 1996 preempts the Texas state law to the extent that it precludes implementation of the agreement between CPS and the Company, and has also filed a declaratory ruling request with a Texas state court. Both of these actions are pending. The Company has also filed a civil suit against SBC, and the Company's appeal of a dismissal of that suit is also pending.

         In February 1996, the Company entered into a 20-year agreement with WorldCom, Inc. ("WorldCom"), under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network is being constructed by WorldCom in conjunction with the Company. An aggregate of approximately $2.7 million has been paid by the Company through September 30, 1996, with the balance due upon the completion of specified segments of the network.

         In March 1996, the Company and Southern California Edison Company ("SCE") jointly entered into a 25-year agreement under which the Company will lease 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated by the Company, stretches from Los Angeles to San Diego. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years, certain fixed quarterly payments, including a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement totaled approximately $149.7 million at September 30, 1996. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets at September 30, 1996.

         In March 1996, the Company entered into a long-term agreement with a subsidiary of The Southern Company ("Southern") and Alabama Power Company ("Alabama Power") for the right to use 22 miles of existing fiber and 122 miles of additional Alabama Power rights of way and facilities to reach the three major business centers in Birmingham. Southern will, in conjunction with the Company, construct the network and provide maintenance services with respect to the fiber installed. Southern also will provide consulting services to the Company relating to the build-out of the network and potential enhancements to the Company's products and services.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14)   Commitments and Contingencies (continued)

         Under the agreement, the Company also is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network. The Company's estimated costs to complete the network are approximately $4.0 million, which are expected to be incurred during fiscal year 1997. In July 1996, the Company entered into a 20-year agreement with subsidiaries of American Electric Power ("AEP") to jointly build a 45-mile network addition in metropolitan Columbus, plus a 138-mile long-haul link to Canton, Ohio. The Company's estimated costs to complete the construction are approximately $4.7 million, which are expected to be incurred during fiscal year 1997.

     (b) Company Headquarters

         The Company has acquired property for its new headquarters and has commenced construction of an office building that the Company expects will accommodate all of the Company's Colorado operations. The total cost of the project is expected to be approximately $44.0 million, of which $1.7 million had been incurred as of September 30, 1996 and is included in construction in progress. The Company is currently negotiating financing arrangements under which the Company will lease the office space under a long-term operating lease, and expects an agreement to be reached in early 1997.

     (c) Purchase Commitments

         In September 1996, the Company entered into a seven-year, $1.0 billion equipment purchase agreement for advanced telecommunications products and services with Lucent Technologies, Inc. ("Lucent"). Lucent will provide the Company with a full range of systems, software and services which will be used by the Company to build and expand the Company's advanced communications networks, including 5ESS(R)-2000 switching systems, SONET equipment, access equipment, power plants, application software systems, Advanced Intelligent Network platforms, data networking products and fiber cable. Lucent will also provide engineering, installation, on-site technical support and professional services. Under the agreement with Lucent, the Company has agreed to purchase certain minimum levels of equipment and services during each year of the agreement, and if it does not meet a minimum level in any given year, Lucent may discontinue certain discounts, allowances and incentives otherwise provided to the Company for the year in which the minimum level was not met. In addition, the agreement may be terminated by

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14)   Commitments and Contingencies (continued)

         either the Company or Lucent upon sixty days prior written notice. In September 1996, the Company entered into a 30-year agreement and two indefeasible rights of use ("IRU") agreements with the Los Angeles Department of Water and Power ("LADWP") for 105 miles of fiber optic capacity throughout downtown Los Angeles, Century City, West Los Angeles, Mid-Wilshire and Sherman Oaks. The agreements are subject to acceptance testing and require the Company to pay approximately $17.5 million upon inception of the agreements.

         In addition to the above, the Company has entered into certain commitments to purchase assets with an aggregate purchase price of approximately $24.0 million at September 30, 1996.

     (d) Leases

         The Company leases office space and equipment under non-cancelable operating leases. Lease expense for the years ended September 30, 1994, 1995 and 1996 was approximately $1.3 million, $2.8 million and $5.1 million, respectively. As of September 30, 1996, estimated future minimum lease payments for the years ending September 30 are (in thousands):

                          1997             $    6,299
                          1998                  4,678
                          1999                  3,535
                          2000                  2,345
                          2001                  1,435
                          Thereafter            4,909
                                           ============
                                           $   23,201
                                           ============

     (e) Litigation

         Four putative class action complaints have been filed in the U.S. District Court for the District of Colorado by stockholders of the Company naming the Company and certain of its current and former officers and directors as defendants. The complaints allege that the defendants violated the Securities Exchange Act of 1934, as amended, with respect to the content and timing of certain disclosures.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(14) Commitments and Contingencies (continued)

          The Company reached a settlement agreement with the plaintiffs in September 1996, and has accrued approximately $0.8 million at September 30, 1996 for its estimated settlement costs. The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a significant effect on the financial condition of the Company.

(15) Income Taxes

     Income tax expense (benefit) for the year ended September 30, 1996 was as follows (in thousands):

              Current income tax expense         $      198
              Deferred income tax benefit            (5,329)
                                                ============
                  Total                           $  (5,131)
                                                ============

     Current income tax expense for the year ended September 30, 1996 represents state income tax relating to operations of companies in states requiring separate entity tax returns. Accordingly, these entities' taxable income cannot be offset by the Company's net operating loss carryforwards. No income tax expense or benefit was recorded in fiscal 1994 or 1995.

     Income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

     During the year ended September 30, 1996, the deferred tax liability was adjusted for the effects of certain changes in estimated lives of property and equipment as discussed in note 2 (f). As a result, the Company recognized an income tax benefit of $5.3 million.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(15)  Income Taxes (continued)

      The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30 are as follows:

                                                   1995        1996
                                               ------------  ----------
                                                   (in thousands)
          Deferred income tax liabilities:
            Property and equipment:
              Excess purchase price of
                tangible assets                 $    8,433      7,617
              Differences in depreciation for
                book and tax purposes                6,502      7,394
                                                ------------  ----------
                  Total gross deferred tax
                    liabilities                     14,935     15,011
          Deferred income tax asset - net
            operating loss  carryforwards          (37,695)   (54,197)
          Accrued interest on high yield debt
            obligations deductible when paid             -    (26,800)
          Accrued expenses not currently
            deductible for tax purposes                 -      (4,351)
               Less valuation allowance             28,462     70,337
                                               ------------  ----------
                  Net deferred income tax
                    asset                          (9,233)    (15,011)
                                               ------------  ----------
                  Net deferred income tax
                    liability                  $    5,702           -
                                               ============  ==========

      As of September 30, 1996, the Company has net operating losses ("NOLs") of approximately $135.5 million for U.S. tax purposes which expire in varying amounts through 2010. However, due to the provisions of Section 382,
      Section 1502 and certain other provisions of the Internal Revenue Code (the "Code"), the utilization of these NOLs will be limited. The Company is also subject to certain state income tax laws, which will also limit the utilization of NOLs.

      The net deferred tax asset related to the Company's NOL carryforwards represents the portion of the NOLs that the Company estimates will be utilized to reduce future taxable income resulting from the reversal of temporary differences. A valuation allowance has been provided for the remainder of the deferred tax asset relating to the NOLs, as management cannot determine when the Company will generate future taxable income.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(16)  Employee Benefit Plans

      The Company has established salary reduction savings plans under Section 401(k) of the Code which the Company administers for participating employees. All full-time employees are covered under the plan after meeting minimum service and age requirements. The Company contributes a matching contribution of its Common Stock (up to 6% of annual salary) which totaled approximately $0.3 million, $0.5 million and $1.2 million during the years ended September 30, 1994, 1995 and 1996, respectively.

(17)  Significant Customer

      During the year ended September 30, 1995, the Company had revenue from a single customer which comprised 11% of total revenue and accounts receivable which comprised 8% of the total accounts receivable balance at September 30, 1995. There were no customers which accounted for greater than 10% of revenue or accounts receivable as of, or for the years ended September 30, 1994 and 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(18)  Summarized Financial Information of ICG Holdings, Inc.

      As discussed in note 8(a) and (b), the 12 1/2% Notes and 13 1/2% Notes issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada. The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 12 1/2% Notes and 13 1/2% Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates as of September 30, 1995 and 1996 and for the years ended September 30, 1994, 1995 and 1996 is as follows:

            Summarized Consolidated Balance Sheet Information
                                                 September 30,
                                         ---------------------------
                                            1995           1996
                                         ------------  -------------
                                                (in thousands)

                                         $   309,208       506,151
       Property and equipment, net           201,983       336,137
       Other non-current assets, net          66,737        94,046
       Current liabilities                    60,036        59,963
       Long-term debt, less current
        portion                              304,666       668,498
       Due to parent                         238,282         8,595
       Other long-term liabilities            37,214        76,470
       Preferred stock                        14,986       153,318
       Stockholders' deficit                 (77,256)      (30,510)

            Summarized Consolidated and Combined Statement of
                        Operations Information (a)
                                           Years ended
                                           September 30,
                                ------------------------------------
                                    1994         1995        1996
                                -----------  -----------   ---------
                                            (in thousands)
       Total revenue            $  58,995       111,610      169,094
       Total operating costs
          and expenses             72,509       157,384      238,908
       Operating loss             (13,514)      (45,774)     (69,814)
       Net loss                   (15,194)      (68,760)    (172,687)

     (a) The 1994 amounts include FOTI and its subsidiaries which was 51% owned by Holdings-Canada. Holdings-Canada's 51% interest in FOTI was contributed to Holdings effective in February 1995 (the remaining 49% was purchased in January 1996) and, accordingly, FOTI's operations have been included in the consolidated amounts subsequent to that date.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(19)  Condensed Financial Information of ICG Holdings (Canada),Inc.(Stand alone)

      Condensed financial information of Holdings-Canada as of September 30, 1995 and 1996 and for the years ended September 30, 1994, 1995 and 1996 is as follows:
                   Condensed Balance Sheet Information
                                                 September 30,
                                         ---------------------------
                                            1995           1996
                                         ------------  -------------
                                               (in thousands)
       Current assets                    $       249           177
       Advances to subsidiaries              238,282         8,595
       Property and equipment, net                21             -
       Other non-current assets, net           5,355         2,841
       Current liabilities                       332           200
       Long-term debt, less current
         portion                              74,434           491
       Other long-term liabilities            77,256        30,963
       Shareholders' equity (deficit)         91,885       (20,041)

               Condensed Statement of Operations Information

                                      Years ended September 30,
                                 -----------------------------------
                                     1994         1995       1996
                                 -----------  -----------  ---------
                                               (in thousands)
        Total revenue            $       -             -           -
        Total operating costs
           and expenses              1,024         1,309       3,438
        Operating loss              (1,024)       (1,309)     (3,438)
        Losses from subsidiaries   (15,194)      (68,760)   (172,687)
        Net loss attributable
          to common shareholders   (23,868)      (76,648)   (184,107)

(20) Condensed Financial Information of ICG Communications, Inc. (Parent only)

     The sole asset of ICG is its investment in Holdings-Canada. ICG has no operations other than those of Holdings-Canada and its subsidiaries.
                                      F-48

                          FINANCIAL STATEMENT SCHEDULES





ICG Communications, Inc.                                        Page
                                                                -----

Independent Auditors' Report                                     S-2

Schedule II:  Valuation and Qualifying Accounts                  S-3

                          Independent Auditors' Report




The Board of Directors and Stockholders
ICG Communications, Inc.:


Under the date of November 18, 1996, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 1996, as contained in the Company's Annual Report on Form 10-K for fiscal year 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As explained in note 2 to the consolidated financial statements, during fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts.




                                           KPMG Peat Marwick LLP


Denver, Colorado
November 18, 1996

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES                                     Schedule II

Valuation and Qualifying Accounts
-------------------------------------------------------------------------------

                                 (in thousands)





                              Balance                         Balance
                                at      Charged to               at
                              Beginning Costs and Deductions/ End of
                              of Period Expenses  Writeoffs   Period
                             ---------  --------- ----------  --------

Allowance for uncollectible
trade receivables:

  Year  ended  September  30,
    1994                      $    111      1,791      (841)      1,061
                              ---------  --------- ----------  --------
  Year  ended  September  30,
    1995                      $  1,061      2,360    (1,204)      2,217
                              ---------  --------- ----------  --------
  Year  ended  September  30,
    1996                      $  2,217      1,585    (1,293)      2,509
                              ---------  --------- ----------  --------

Allowance for uncollectible
note receivable:

  Year  ended  September  30,
    1994                      $      -         -           -         -
                              ---------  --------- ----------  --------
  Year  ended  September  30,
    1995                      $      -         175         -        175
                              ---------  --------- ----------  --------
  Year  ended  September  30,
    1996                      $    175       7,100         -      7,275
                              ---------  --------- ----------  --------

Allowance for investment
impairment:

  Year  ended  September  30,
    1994                      $      -           -         -          -
                              ---------  --------- ----------  --------

  Year  ended  September  30,
    1995                      $      -       2,000         -      2,000
                              ---------  --------- ----------  --------

  Year  ended  September  30,
    1996                      $  2,000           -         -      2,000
                              ---------  --------- ----------  --------





            See accompanying independent auditors' report.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ANNUAL REPORT ON FORM 10-K
                        for year ended September 30, 1996

      Filed Pursuant to Section 13 of the Securities Exchange Act of 1934

                                    EXHIBITS


     10.39: Employment Agreement between Fiber Optic Technologies, Inc. and Mark
            S. Helwege, dated July 8, 1996.

     10.41: Employment  Agreement  between ICG  Satellite  Services,  Inc.  and
            Douglas I. Falk, dated August 14, 1996.

     10.42: ICG  Communications,  Inc. 401(k) Wrap Around Deferred  Compensation
            Plan.

     21:    Subsidiaries of the Registrant.

     23.1:  Consent of KPMG Peat Marwick LLP.

     27:    Financial Data Schedule.

                                  EXHIBIT 10.39

           Employment Agreement between Fiber Optic Technologies, Inc.
                    and Mark S. Helwege, dated July 8, 1996.

                                  EXHIBIT 10.41

            Employment Agreement between ICG Satellite Services, Inc.
                   and Douglas I. Falk, dated August 14, 1996.

                                  EXHIBIT 10.42

                   ICG Communications, Inc. 401(k) Wrap Around
                           Deferred Compensation Plan









































                                   EXHIBIT 21

                                  EXHIBIT 23.1

                        Consent of KPMG Peat Marwick LLP

                                   EXHIBIT 27


                             Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1996.
                               ICG Communications, Inc.

                               By:  /s/ J. Shelby Bryan
                                    ---------------------
                                    J. Shelby Bryan
                                    President, Chief Executive Officer and
                                    Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

        Signature                      Title                   Date
-------------------------  ------------------------------   -------------------
                           Chairman  of the Board of
/s/ William J. Laggett     Directors                        December 18, 1996
--------------------------
William J. Laggett
                           President, Chief Executive
                           Officer and Director (Principal
/s/ J. Shelby Bryan        Executive Officer)               December 18, 1996
--------------------------
 J. Shelby Bryan
                           Executive  Vice President,
                           Chief Financial
                           Officer and Treasurer
/s/ James D. Grenfell      (Principal Financial Officer)     December 18, 1996
--------------------------
James D. Grenfell
                           Vice President and Corporate
                           Controller (Principal
/s/ Richard Bambach        Accounting Officer)              December 18, 1996
--------------------------
Richard Bambach



/s/ William W. Becker      Director                         December 18, 1996
--------------------------
William W. Becker


/s/ Harry R. Herbst        Director                         December 18, 1996
--------------------------
Harry R. Herbst


/s/ Stan McLelland         Director                         December 18, 1996
--------------------------
Stan McLelland


/s/ Jay E. Ricks           Director                         December 18, 1996
--------------------------
Jay E. Ricks


/s/ Leontis Teryazos       Director                         December 18, 1996
--------------------------
Leontis Teryazos

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1996.

                               ICG Holdings (Canada), Inc.

                               By:  /s/ J. Shelby Bryan
                                    ------------------------
                                    J. Shelby Bryan
                                    President, Chief Executive Officer
                                    and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

        Signature                      Title                    Date
-----------------------   -----------------------------  ---------------------


/s/ William J. Laggett     Directors                        December 18, 1996
--------------------------
William J. Laggett
                           President, Chief Executive
                           Officer and Director (Principal
/s/ J. Shelby Bryan        Executive Officer)               December 18, 1996
--------------------------
J. Shelby Bryan
                           Executive Vice President, Chief
                           Financial  Officer and Treasurer
 /s/ James D. Grenfell     (Principal Financial Officer)    December 18, 1996
--------------------------
James D. Grenfell

                           Vice President and Corporate
                           Controller (Principal
/s/ Richard Bambach        Accounting Officer)               December 18, 1996
--------------------------
Richard Bambach

/s/ William W. Becker      Director                         December 18, 1996
--------------------------
William W. Becker


/s/ Harry R. Herbst        Director                         December 18, 1996
-------------------------
Harry R. Herbst


/s/ Jay E. Ricks           Director                         December 18, 1996
--------------------------
Jay E. Ricks


/s/ Gregory C.K. Smith     Director                         December 18, 1996
--------------------------
Gregory C.K. Smith


/s/ Leontis Teryazos       Director                         December 18, 1996
--------------------------
Leontis Teryazos

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 18, 1996.
                               ICG Holdings, Inc.

                               By:  /s/ J. Shelby Bryan
                                   ------------------------
                                    J. Shelby Bryan
                                    Chairman of the Board of Directors,
                                    President and Chief
                                    Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

     Signature                       Title                      Date
--------------------- -------------------------------------   ------------------

                      Chairman of the Board of Directors,
                      President and Chief Executive Officer
/s/ J. Shelby Bryan   (Principal Executive Officer)           December 18, 1996
---------------------
J. Shelby Bryan
                       Executive Vice President, Chief
                       Financial Officer, Treasurer and
/s/James D. Grenfell   Director (Principal Financial Officer) December 18, 1996
---------------------
James D. Grenfell
                       Vice President and Corporate
                       Controller (Principal
/s/ Richard Bambach    Accounting Officer)                     December 18, 1996
---------------------
Richard Bambach

                       Executive Vice President-Telecom and
/s/William J. Maxwell  Director                               December 18, 1996
---------------------
William J. Maxwell
                       Executive Vice President-Network and
/s/ Mark S. Helwege    Director                               December 18, 1996
---------------------
Mark S. Helwege