Form 10-K
period 1996-12-31
ICG HOLDINGS CANADA INC
filed 1997-02-27
CIK 786343

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K


 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                                       OR

X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                         For the transition period from
                      October 1, 1996 to December 31, 1996
                        (Commission File Number 1-11965)
                            ICG COMMUNICATIONS, INC.
                      (Commission File Number 1-11052)
                            ICG HOLDINGS (CANADA), INC.
                      (Commission File Number 33-96540)
                                ICG HOLDINGS, INC.
           (Exact name of Registrants as Specified in their Charters)

----------------------------------------------------------- --------------------
Delaware                                      84-1342022
Canada                                        Not Applicable
Colorado                                      84-1158866
(State or other jurisdiction                  (I.R.S. employer
of incorporation)                             identification number)

--------------------------------------------------------------------------------
9605 East Maroon Circle                       Not applicable
Englewood, Colorado 80112

1710-1177 West Hastings Street               c/o ICG Communications, Inc.
Vancouver, BC V6E 2L3                        9605 East Maroon Circle
                                             P.O. Box 6742
                                             Englewood, Colorado 80155-6742

9605 East Maroon Circle                       Not applicable
Englewood, Colorado 80112
(Address of principal executive               (Address of U.S.agent for service)
offices)
--------------------------------------------------------------------------------
Registrants' telephone numbers, including area codes: (800) 650-5960 or
(303) 572-5960

Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
Title of Each Class                        Name of Exchange on Which Registered
--------------------------------------------------------------------------------
Common  Stock,  $.01  par  value              American  Stock  Exchange
(31,299,392  shares outstanding
on February 18, 1997)
Class A Common Shares, no par value           Vancouver Stock  Exchange
(31,795,270  shares  outstanding  on
February  18,  1997)
Not Applicable                                Not Applicable

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                               Title of Each Class
--------------------------------------------------------------------------------
                                 Not Applicable
                                 Not Applicable
                                 Not Applicable
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.    Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On February 18, 1997, the aggregate market value of ICG Communications, Inc. Common Stock held by non-affiliates (using the $14.75 American Stock Exchange closing price on February 18, 1997) was approximately $461,666,032.

On February 18, 1997, the aggregate market value of ICG Holdings (Canada), Inc. Class A Common Shares held by non-affiliates (using the US$21.32 Vancouver Stock Exchange closing price on November 6, 1996, the last day on which a sale was reported) was approximately $14,005,001.

ICG Holdings (Canada), Inc. owns all of the issued and outstanding shares of Common Stock of ICG Holdings, Inc.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . .        5
       ITEM 1. BUSINESS  . . . . . . . . . . . . . . . . . . . . . . .        5
               Overview  . . . . . . . . . . . . . . . . . . . . . . .        5
               Telecom Services  . . . . . . . . . . . . . . . . . . .        6
                      Strategy   . . . . . . . . . . . . . . . . . . .        6
                      Telecom Services Networks  . . . . . . . . . . .        7
                      Recent Developments  . . . . . . . . . . . . . .        8
                      Services . . . . . . . . . . . . . . . . . . . .       10
                      Industry . . . . . . . . . . . . . . . . . . . .       12
               Network Services  . . . . . . . . . . . . . . . . . . .       13
               Satellite Services  . . . . . . . . . . . . . . . . . .       13
               Customers And Marketing   . . . . . . . . . . . . . . .       14
               Competition . . . . . . . . . . . . . . . . . . . . . .       15
               Regulation  . . . . . . . . . . . . . . . . . . . . . .       17
               Employees . . . . . . . . . . . . . . . . . . . . . . .       20
       ITEM 2. PROPERTIES  . . . . . . . . . . . . . . . . . . . . . .       21
       ITEM 3. LEGAL AND ADMINISTRATIVE PROCEEDINGS  . . . . . . . . .       21
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . .       21

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22
       ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . .       22
       ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . .       24
       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . .       27
       ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . .       45
       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES  . . . . . . . . .       45
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46

      ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT  . . . .       46
               Executive Officers of ICG . . . . . . . . . . . . . . .       47
               Directors of ICG  . . . . . . . . . . . . . . . . . . .       48
               Directors and Executive Officers of Holdings-Canada
               and Holdings  . . . . . . . . . . . . . . . . . . . . .       49
      ITEM 11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . .       51
               Director Compensation   . . . . . . . . . . . . . . . .       51
               Compensation Committee Interlocks and Insider
               Participation . . . . . . . . . . . . . . . . . . . . .       51
               Executive Compensation  . . . . . . . . . . . . . . . .       51
                    Summary Compensation Table   . . . . . . . . . . .       52
                    Aggregated Option Exercises in Last Fiscal
                    Year End Option Values . . . . . . . . . . . . . .       53
                    Option/SAR Grants in Last Fiscal Year  . . . . . .       53
               Executive Employment Contracts  . . . . . . . . . . . .       53

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . .       55
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . .       58

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      60
      ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORT ON
               FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .      60
               Financial Statements . . . . . . . . . . . . . . . . . .      60
               Report on Form 8-K   . . . . . . . . . . . . . . . . . .      68
               Exhibits   . . . . . . . . . . . . . . . . . . . . . . .      68
               Financial Statement Schedule . . . . . . . . . . . . . .      68
FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . .     F-1
FINANCIAL STATEMENT SCHEDULE  . . . . . . . . . . . . . . . . . . . . .     S-1

                                     PART I


          Unless the context otherwise requires, the term "Company" or "ICG" means the combined business operations of ICG Communications, Inc. ("ICG") and its subsidiaries, including ICG Holdings (Canada), Inc. ("Holdings-Canada") and ICG Holdings, Inc. ("Holdings"); the terms "fiscal" and "fiscal year" refer to ICG's fiscal year ending September 30; and all dollar amounts are in U.S. dollars. The Company has elected to change its fiscal year end to December 31 from September 30, effective January 1, 1997. Industry figures were obtained from reports published by the Federal Communications Commission ("FCC"), the U.S. Department of Commerce, Connecticut Research (an industry research organization) and other industry sources, which the Company has not independently verified.


ITEM 1. BUSINESS

Overview

         The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1996 revenue. Competitive local exchange carriers ("CLECs"), formerly known as CAPs (competitive access providers), seek to provide an alternative to the incumbent local exchange carriers ("ILECs") for a full range of telecommunications services in the newly opened regulatory environment. As a CLEC, the Company operates networks in three regional clusters covering major metropolitan statistical areas in California, Colorado, and the Ohio Valley, and in three markets in the Southeast. The Company is expanding its geographic focus to include Texas and Oklahoma (and may also expand to Arkansas and Louisiana) through its recently announced joint venture with Central and South West Corporation ("CSW") that will develop and market telecommunications services, including local exchange telephone service, in these markets. The Company also provides a wide range of network systems integration services and maritime and international satellite transmission services. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from $29.5 million for fiscal 1993 to $190.7 million for the 12-month period ended December 31, 1996.

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

         The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and several pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, the Company is now permitted to offer all interstate and intrastate telephone services, including local dial tone, and is developing a full set of complementary services, such as long distance and data transmission services. The Company began offering competitive local dial tone services in Orange County, California in September 1996, and intends to begin offering local dial tone services in most of its markets during the first half of 1997. The Company has 14 high capacity digital telephony switches (and one additional switch located in Phoenix which will be operational through April 1997, after which it will be relocated) and 10 data communications switches in operation to support its services, and plans to install additional telephony and data switches as demand warrants. To facilitate the expansion of its services, the Company has entered into agreements with Lucent Technologies, Inc. ("Lucent") and Northern Telecom, Inc. ("Nortel"), and has reached a non-binding agreement in principle with Cascade Communications, Inc. ("Cascade"), to purchase a full range of switching systems, fiber optic cable, network electronics, software and services. See "-Telecom Services-Recent Developments."

Telecom Services

         The Company operates networks in the following markets within its three regional clusters: California (Sacramento, San Diego and the Los Angeles and San Francisco metropolitan areas); Colorado (Denver, Colorado Springs and Boulder); and the Ohio Valley (Akron, Cincinnati, Cleveland, Columbus, Dayton and Louisville). The Company also operates networks in Birmingham, Charlotte and Nashville. The Company will continue to expand its network through construction, leased facilities and strategic joint ventures, such as the recently announced joint venture with CSW that will initially serve Austin and Corpus Christi, Texas and Tulsa, Oklahoma with local telephone, long distance and data transmission services. The joint venture may also develop business opportunities in other cities in Texas, Oklahoma, Arkansas and Louisiana. The Company's operating networks have grown from approximately 168 fiber route miles at the end of fiscal 1993 to approximately 2,385 fiber route miles as of December 31, 1996. Telecom Services revenue has increased from $4.8 million for fiscal 1993 to $109.0 million for the 12-month period ended December 31, 1996.

         Strategy

         The Company's objective is to become the dominant alternative to the ILEC in the markets it serves. In furtherance of this objective, the Company has developed strategies to leverage its extensive network footprint, its considerable expertise in the provision of switched telecommunications services, and its established customer base of long distance carriers. In addition, the Company has begun to aggressively market its broad range of telecommunications services to business end users. Key elements of this strategy are:

         Expand Service Offerings. The Company's focus is to provide a wide range of local, long distance and data communications services to business and carrier customers within the Company's service areas, with an emphasis on local dial tone services. The Company believes that customers are increasingly demanding a broad, full service approach to providing telecommunications services. By offering a wide array of services, management believes the Company will be able to capture high volume business accounts. To this end, the Company plans to complement its core competitive local exchange services with competitive local toll, long distance and data communications services tailored to the needs of its customers.

         Market Services to End Users and Carriers. The Company has historically marketed its services primarily to long distance carriers and resellers and its "first to market" advantage has enabled it to establish relationships with such carriers and resellers. As competition in the provision of local telephone services increases, these carriers and resellers are attempting to expand their service offerings by developing and delivering local telephone services and new enhanced products and services, which the Company is able to provide its carrier customers for resale. In addition, the Company is expanding its sales and marketing efforts to include end user business customers. Management believes a targeted end user strategy can accelerate its penetration of the local services market and better leverage the Company's network investment. In support of this entrance into the end user market, the Company is substantially expanding its distribution channels through a significant increase in its direct sales force and marketing personnel.

         Concentrate Markets in Regional Clusters. The Company believes that by focusing on regional clusters it will be able to more effectively service its customers' needs and efficiently market, operate and control its networks. As a result, the Company has concentrated its networks in regional clusters serving major metropolitan areas in California, Colorado and the Ohio Valley. The Company also operates networks in the Southeast in Birmingham, Charlotte and Nashville. The Company is currently expanding its network footprint to include Texas and Oklahoma (and may also expand to Arkansas and Louisiana) in partnership with CSW.

         Expand Alliances with Utilities. The Company has established and is actively pursuing strategic alliances with utility companies to take advantage of their existing fiber optic infrastructures and customer relationships. This approach affords the Company the opportunity to license or lease fiber optic facilities on a long-term basis in a more timely, cost effective manner than by constructing facilities. In addition, utilities possess conduit and other facilities that enable the Company to more easily install additional fiber to extend existing networks in a given market. Finally, management expects these strategic alliances to combine the Company's expertise in providing high quality telecommunications services with the utility's name recognition and customer relationships in marketing telecommunications products and services to the utility's customer base.

         Telecom Services Networks

         The Company's networks are composed of fiber optic cables, switching facilities, advanced electronics, transmission equipment and related wiring and equipment. The Company typically designs a ring architecture with a view toward making the network accessible to the largest concentration of telecommunication intensive businesses in a given market.

         The Company's networks are configured in redundant synchronous optical network ("SONET") rings that offer the advantage of uninterrupted service in the event of a fiber cut or equipment failure, resulting in limited outages and increased network reliability. The Company generally markets its services at prices below those charged by the ILEC. Management believes these factors combine to create a more reliable and cost effective alternative to copper-based networks which are still used, to some extent, by ILECs.

         The Company's networks are constructed to access long distance carriers as well as areas of significant end user telecommunications traffic in a cost efficient manner. The construction period of a new network varies depending upon the scope of the activities, such as the number of backbone route miles to be installed, the initial number of buildings targeted for connection to the network backbone and the general deployment of the network infrastructure. Construction is planned to allow revenue-generating operations to commence prior to the completion of the entire network backbone. When constructing and relying principally on its own facilities, the Company has experienced a period of 12 to 18 months from initial design of a network to revenue generation for such network. Based upon its experience of using ILEC facilities to provide initial customer service and the Company's new agreements to use utilities' existing fiber, the Company has experienced revenue generation within nine months after commencing network design. After installing the initial network backbone, extensions to additional buildings and expansions to other regions of a metropolitan area are evaluated, based on detailed assessments of market potential. The Company is currently expanding all of its existing networks to reduce its reliance on the ILECs and evaluating development of new networks both inside and outside its existing regional clusters.

         The Company's network monitoring center in Denver operates and manages all of the Company's networks from one central location. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city, thereby reducing costs. The monitoring capabilities are supplemented through a contract with a Lucent switch control center in Phoenix for surveillance of substantially all of the Company's central office switches.

         Switched services involve the transmission of voice or data to long distance carrier-specified or end user-specified termination sites. By contrast, the special access services provided by the Company and other CLECs involve a fixed communications link or "pipe," usually between a specific end user and a specific long distance carrier's point of presence ("POP"). With a switch and interconnection to various carriers' networks, it is possible for the Company to direct a long distance carrier's traffic to any end user regardless of whether the end user is connected to the Company's owned or leased network. In addition, a switch gives the Company the technological capability to provide the full range of local telephone services. The Company began offering local telephone services to business customers in the Orange County, California area in September 1996. The Company anticipates extending such services over the next 12 months to the remainder of its existing markets. See "-Regulation-State Regulation."

         Recent Developments

         CSW Agreement. In January 1997, the Company announced a joint venture with CSW which will develop and market telecommunications services in Texas and Oklahoma (and may also expand to Arkansas and Louisiana). The new company will be based in Austin, Texas and will initially serve Austin and Corpus Christi, Texas and Tulsa, Oklahoma with local telephone, long distance and data transmission services. ChoiceCom also expects to develop business opportunities in other cities in Texas, Oklahoma, Arkansas and Louisiana.

         Lucent Agreement. In September 1996, the Company entered into an equipment purchase agreement with Lucent for advanced telecommunications products and services. Lucent will provide the Company with a full range of systems, software and services which will be used by the Company to build and expand the Company's advanced communications networks, including 5ESS(R)-2000 switching systems, SONET equipment, access equipment, power plants, application software systems, Advanced Intelligence Network ("AIN") platforms, data networking products and fiber optic cable. Lucent has also agreed to provide engineering, installation, onsite technical support and other professional services. Under the agreement, if the Company does not meet a minimum purchase level in any given year, Lucent may discontinue certain discounts, allowances and incentives otherwise provided to the Company for the year in which the minimum level was not met. In addition, the agreement may be terminated by either the Company or Lucent upon sixty days prior written notice.

         Cascade Agreement. The Company has reached a non-binding agreement in principle with Cascade for the purchase of data switching components that will enable the Company to provide high-speed data connectivity to its customers. The Company expects to execute the agreement shortly. The agreement also provides for purchase of high-speed frame relay and asynchronous transfer mode ("ATM") switching products. In addition, the Company will utilize turnkey services from Cascade for product planning and deployment, including program management, network design, onsite operations support and training. The Company began offering its data communications services in selected California markets in December 1996 and plans to deploy similar networks in its Colorado and Ohio markets in the first half of 1997.

         Nortel Agreement. In December 1996, the Company entered into an equipment and software licensing agreement with Nortel under which Nortel will provide the Company with telecommunications equipment and software.

        Network Expansion. The Company continues to expand its network footprint through several strategic initiatives with utility companies and others. These include a 30-year agreement and two indefeasible rights of use ("IRU") agreements with the Los Angeles Department of Water and Power ("LADWP") for 105 miles of fiber optic capacity in Los Angeles, including Century City, West Los Angeles, Mid-Wilshire and Sherman Oaks; a 15-year agreement with the City of Burbank, California to lease fiber optic capacity on an 11.5 mile network; and a ten-year agreement, with a five-year renewal, and three ten-year IRU agreements with the City of Alameda Bureau of Electricity ("Alameda"), each with five-year renewals, under which the Company will have access to approximately seven miles of fiber optic cable.

         Interconnection Agreements. The Company has executed interconnection agreements with Pacific Bell in California, Ameritech Corp. ("Ameritech") in Ohio and SBC Communications, Inc. ("SBC") in Oklahoma and Texas, and interim agreements have been signed with GTE in California and in Alabama, Florida, Indiana, Kentucky, North Carolina, Ohio, Oklahoma, and Texas. An interconnection agreement also has been signed with BellSouth which covers Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina and Tennessee. The Company's interconnection agreement with Ameritech allows for the agreement to be expanded without further negotiations to include Ameritech's properties in Illinois, Indiana, Michigan and Wisconsin. The Company's interconnection agreement with SBC allows for the agreement to be expanded without further negotiations to include SBC's properties in Arkansas, Kansas and Missouri. The Company also has negotiated with Cincinnati Bell Telephone Company, but has been unable to reach an agreement to date. On January 28, 1997, the Company filed arbitration petitions with the relevant public utility commissions in Indiana, Kentucky and Ohio. After participating in an arbitration hearing before the Colorado Public Utilities Commission (Colorado "PUC"), the Company executed an agreement with U S WEST Communications, Inc. ("U S WEST") on December 17, 1996, which agreement was approved by the Colorado PUC on January 15, 1997. U S WEST has filed an appeal of the PUC's approval of the arbitrated agreement with the Federal District Court in Denver, Colorado. Certain of the Company's interconnection agreements do not contain "most favored nation" pricing clauses. The Company believes it is entitled to "most favored nation" pricing provisions under federal law, but this issue is being litigated. If this litigation is finally judicially resolved adversely to the Company's position, the Company will be subject to the risk that other CLECs may obtain more favorable pricing terms from ILECs.

         Services

         The Company's competitive local exchange services include private line, special access, interstate and intrastate switched access services, local dial tone, long distance and data services. Private line services are generally used to connect the separate locations of a single business. Special access services are generally used to connect end user customers to a long distance telephone carrier's facilities, to connect long distance carrier's facilities to the local telephone company's central offices, and to connect different facilities of the same long distance carrier or facilities of different long distance carriers. As part of its initial "carrier's carrier" strategy, the Company targeted the transport between long distance company facilities and the local telephone company central offices, and, for high volume customers, between the long distance company and the end user customer's office. The Company has begun to market its services directly to end user business customers.

         The Company's interstate and intrastate switched access services include the transport and switching of calls between the long distance carrier's facilities and either the local telephone company central offices or end users. By performing the switching services, the Company can reduce the long distance carriers' local access costs, which constitute their major operating expense. As the Company provides a greater portion of the local segment of a call over its own facilities, the Company expects to experience improved margins on what has initially been a negative or low margin revenue stream.

         Competitive local dial tone services consist of basic local exchange lines and trunks for business, related line features (such as voice mail, Direct Inward Dialing (DID), hunting and custom calling features), local calling, and intraLATA, also called local toll, calling. The Company plans make these services available in second quarter of 1997. The Company believes that having a full complement of communications services, including local and long distance services, will strengthen its overall market position and help the Company to better penetrate the local exchange marketplace. The Company is also developing long distance services, including calling and debit cards, to complement its local exchange services family of products.

         The Company expects to begin offering long distance services in the first half of 1997. The target customers for such services are the Company's existing and end user customers. The Company's existing switches will facilitate its entry into this business and reduce its cost of obtaining long distance transmission capacity. However, the Company will rely on other carriers to provide transmission and termination services. Therefore, the Company expects to enter into resale agreements, which typically provide for resale on a per minute basis, with long distance carriers to fulfill such needs. To reduce its cost of services, the Company may lease point-to-point circuits on a monthly or longer term fixed cost basis where it anticipates high traffic volume.

          In order to expand into providing long distance services, the Company has begun to select new equipment and software and integrate these into its networks, hire and train qualified personnel, enhance its billing, back-office and information systems to accommodate long distance services and the acceptance of potential customers. The Company expects to generate low or negative gross margins and substantial start-up expenses as it rolls out its long distance service offerings. The Company does not expect long distance services to generate a material portion of its revenues over the near term.

         The Company expects to begin offering data transmission services, which include frame relay and ATM, in most of its markets in 1997, and has already been doing so in California since December 1996. The Company has initially targeted Internet Service Providers ("ISPs") with its frame relay services in the belief that these firms require increasing amounts of local frame relay to connect businesses to ISP's services. The Company also intends to offer its data transmission services to its existing and potential customers, which have substantial data communications requirements. In providing these services, the Company will be dependent upon vendors for assistance in the planning and deployment of its initial data product offerings, as well as ongoing training and support. Additionally, the Company must select new equipment and software and integrate these into its networks, hire and train qualified personnel, enhance its billing, back-office and information systems to accommodate data transmission services and customer acceptance of such services. The Company does not expect its data transmission business to generate a material portion of its revenues over the near term and as a new entrant in the business, expects to generate low or negative gross margins and substantial start-up costs.

         The Company's Signaling System 7 ("SS7") services provide signaling connections between long distance and local exchange carriers, and between long distance carriers' networks. SS7, known as look-ahead routing, is used by local exchange companies, long distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up, resulting in a more efficient use of network resources. SS7 is now the standard method for telecommunications signaling worldwide. The Company has deployed signal transfer points ("STPs") throughout its networks to efficiently route SS7 data across the United States. SS7 is also the enabling technology for AIN platforms, a set of services and signaling options that carriers can use to create new services or customer options. Carriers purchase connections into the

Company's SS7 network, and also purchase connections to other carriers (local and long distance) on a monthly recurring basis.

         In August 1996, the Company acquired the SS7 business of Pace Network Services, Inc., a division of Pace Alternative Communications, Inc. The Company has also developed a nationwide SS7 service with Southern New England Telephone ("SNET"), one of the nation's ten largest local exchange carriers. The Company believes that, together with SNET, it is one of the largest independent suppliers of SS7 services. The Company's STPs are integrated with two SNET "gateway" STPs in Connecticut.

         Zycom. The Company owns a 70% interest in Zycom Corporation ("Zycom") which operates an 800/900 number service bureau and a switch platform in the United States supplying information providers and commercial accounts with audiotext and customer support services.

         Industry

         The Company operates primarily in the local telephone service market as a CLEC. The Company also plans to compete in the long distance market, and in the frame relay and ATM data communications markets, to provide "full service" to its end user and carrier customers. The Company believes it can maximize revenue and profit opportunities by leveraging its extensive network facilities in providing multiple communications services to its customers.

         Local telephone service competition was made possible by the Telecommunications Act and by regulatory initiatives at the state level. Prior to passage of the Telecommunications Act, firms like the Company were generally confined to providing special access services. These firms, including the Company, installed fiber optic cable connecting long distance telephone carriers' POPs within a metropolitan area and, in some cases, connecting end users (primarily large businesses and government entities) with long distance carrier POPs. The greater capacity and economies of scale inherent in fiber optic cable enabled the CAPs to offer customers less expensive and higher quality special access and private line services than the ILECs.

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

         The Telecommunications Act, subsequent FCC decisions and many state legislative and regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Due to these regulatory changes, CLECs are now legally able to offer all communications services, including local dial tone and all interstate and intrastate switched services, effectively opening up the local telephone market to full competition. Because of these changes in state and federal regulations, CLECs have expanded their services from providing competitive access services such as private line and special access to providing all local exchange services to become true competitors to the ILECs. See "-Regulation."

Network Services

         Through the Company's wholly owned subsidiary, Fiber Optic Technologies, Inc. ("FOTI"), the Company supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Revenue from Network Services was $60.4 million for the 12-month period ended December 31, 1996.

         The Company provides network infrastructures, systems and support services, including the design, engineering and installation of local and wide area networks ("LANs/WANs") for its customers. These networks (within end user offices, buildings or campuses) may include fiber optic, twisted-pair, coaxial and other network technologies. The Company specializes in turnkey network installations including cabling and electronics that address specific environments. The Company also provides professional network support services. These services include network move, add and change services and on-going maintenance and support services. Network Services revenue is expected to constitute a smaller portion of the Company's future revenue as Telecom Services revenue increases.

         The Company offers these network integration and support services through offices located within four regions. The regional headquarters are located in Dallas, Denver, Portland (Oregon) and San Francisco.

Satellite Services

         The Company's Satellite Services operations provide satellite voice and data transmission services to major cruise lines, commercial shipping vessels, yachts, the U.S. Navy and offshore oil platforms. The Company also owns a teleport facility which provides international voice and data transmission services. Revenue for the Satellite Services operations (adjusted to reflect the sale of certain teleport assets) was $11.4 million for fiscal 1995 and $21.3 million for the 12-month period ended December 31, 1996.

         MTN. In January 1995, the Company and an unaffiliated entity formed Maritime Telecommunications Network, Inc. ("MTN") which purchased the assets of a business providing digital wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil platforms utilizing an experimental radio frequency license and a grant of Special Temporary Authority ("STA") issued by the FCC. MTN provides private communications networks to various cruise lines allowing passengers to make calls from their cabins to anywhere in the world. MTN additionally provides its communications services to the U.S. Navy in conjunction with a major long distance provider, which serves as the long distance carrier, while MTN provides the communications equipment and network. The Company believes that the radio frequencies employed under its experimental license enable it to provide a higher quality maritime service than is available through the radio frequencies currently allocated to other maritime service providers.

         In April 1996, the FCC issued a waiver allowing MTN to apply for a permanent FCC license to utilize the same frequencies as are being used under the experimental license. The Company's application is pending. Additionally, in January 1997, the FCC granted an STA which enables MTN to conduct operations as proposed in the pending application for a permanent license, for up to an initial six-month period while the FCC's review of the permanent license applications is pending. Although the Company expects that the FCC will issue a permanent license, there can be no assurance that the Company will be granted a permanent license, that the experimental license currently being used will be renewed for a future term or that any license granted by the FCC will not require substantial payments from the Company. See "-Regulation."

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

         Nova-Net. In May 1994, the Company acquired Nova-Net Communications, Inc. ("Nova-Net"), which provides private data networks utilizing VSATs and specializes in data collection and in monitoring and control of customer production and transmission facilities in various industries, including oil and gas, electric and water utilities and environmental monitoring industries. Nova-Net designs, builds and manages private data networks that enable a variety of companies to transmit critical sensor and flow readings to key monitoring points from multiple locations. Nova-Net manages networks 24 hours a day, seven days a week through its network control center in Englewood, Colorado.

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

Customers And Marketing

         The Company's primary marketing strategies for Telecom Services are to offer a broad range of local and long distance communications services, including data communications, to business customers and the Company's wholesale (primarily long distance carrier) customers, at cost-effective rates. Wholesale customers typically re-market the Company's services to the wholesaler's end user, under the wholesaler's brand name. The Company markets its services in regional clusters, which it believes is the most effective and efficient way to penetrate its markets.

         The Company markets its products through direct sales to end users and wholesale accounts, and through some direct mail. The Company is launching a print advertising campaign in the first quarter of 1997 and may intensify direct mail activities. Telecom Services revenue from major long distance carriers and resellers constituted approximately 78%, 71% and 69% of the Company's Telecom Services revenue in fiscal 1995, fiscal 1996 and the three-month period ended December 31, 1996, respectively. The balance of the Company's Telecom Services revenue was derived from end users. The Company anticipates revenue from end users will increase in the future as it continues to expand its local telephone service offerings and grows its sales and marketing teams to focus on the end user segment of the market. Telecom service agreements with its customers typically provide for terms of one to five years, fixed prices and early termination penalties.

         The Company has telecommunications sales offices in: Irvine, Los Angeles, Oakland, Sacramento and San Diego, California; Denver and Colorado
Springs, Colorado; Cleveland, Columbus and Dayton, Ohio; Birmingham, Alabama; Louisville, Kentucky; Charlotte, North Carolina; and Nashville, Tennessee. The Company anticipates opening additional sales offices in California, Ohio, and Texas in 1997. The Company's marketing staff is located in Denver, Colorado.

         The Company markets its network systems integration products and services through a direct sales force located in the Rocky Mountains, Pacific Northwest, Texas and California regions. The Company also has entered into reseller agreements with manufacturers of network integration products and services.

         The Company offers satellite private line transmission services from its teleport to business customers that can benefit from the Company's international and domestic transmission capabilities. The Company also markets voice and data communications to the maritime industry, including cruise ships, U.S. Navy vessels, commercial vessels, private yachts, offshore oil platforms and mobile land-based units.

Competition

         The Company operates in an increasingly competitive environment dominated by the ILECs, such as the RBOCs and GTE, which are among the Company's current competitors. Also included among the Company's current competitors are independent ILECs, other CLECs, network systems integration services providers, microwave and satellite service providers, teleport operators, wireless telecommunications providers and private networks built by large end users. Potential competitors (using similar or different technologies) include cable television companies, utilities, local telephone companies outside their current local service areas, and the local access operations of long distance carriers. Consolidation of telecommunications companies, including pending mergers between certain of the RBOCs, and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to increased competition. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. Since enactment of the Telecommunications Act, several telecommunications companies have indicated their intention to aggressively expand their ability to address many segments of the telecommunications industry, including segments in which the Company participates and expects to participate. For example, AT&T and MCI are entering the local markets, as competitors of the Company. This may result in more participants than can ultimately be successful in a given market.

         Telecom Services. The bases of competition in competitive local telecommunications services are generally price, service, reliability, transmission speed and availability. The Company believes that its expertise in developing and operating highly reliable, advanced digital networks which offer substantial transmission capacity at competitive prices enables the Company to compete effectively against the ILECs and other CLECs.

         In every market in which the Company operates telecom service networks, the ILECs (which are the historical monopoly providers of local telephone services) are the primary competitors. The ILECs have long-standing relationships with their customers and provide those customers with various transmission and switching services. The ILECs also have the potential to subsidize access and switched services with revenue from a variety of businesses and historically have benefited from certain state and federal regulations that have favored the ILECs over the Company. In certain markets where the Company operates, other CLECs also operate or have announced plans to enter the market. Some of those CLECs are affiliated with major long distance companies. Current competitors also include network systems integration services providers, wireless telecommunications providers and private networks built by large end users. Additional competition may emerge from cable television operators and electric utilities. Many of the Company's actual and potential competitors have greater financial, technical and marketing resources than the Company.

         The Company's networks compete most directly with the RBOCs and GTE. In general, the provision of interstate access services by the RBOCs and GTE, including the rates charged for such services, is regulated by the FCC, and the provision of intrastate access and local services, including the rates charged for such services, is regulated by the individual state regulatory commissions. See "-Regulation." In the past, FCC policies have constrained the ability of the RBOCs and GTE to decrease their prices for interstate access services, based on their status as dominant carriers. Although FCC regulatory approval for price reductions (beyond certain parameters) still must be obtained, the FCC has allowed all recently proposed access reductions to become effective and has granted the RBOCs flexibility in pricing their interstate access services on a central office by central office basis. This pricing flexibility resulted in certain RBOCs lowering their prices in high density zones, the probable arena of competition with the Company. In addition, the FCC has granted waivers of its access charge pricing rules to the RBOCs to allow them to further reduce certain access prices. The FCC also commenced a rule making proceeding in December 1996 that proposes to undertake a comprehensive reform of its access charge pricing rules, and a separate rule making proceeding is considering a reform of the existing subsidies that promote universal service. Under the Telecommunications Act, the FCC is required to complete the universal service reform proceeding and to adopt new rules by May 8, 1997. The FCC's access charge reform proceeding is likely to eventually result in a reduction in access rates charged by the RBOCs and GTE. The lowering of access rates and increased pricing flexibility for the RBOCs and GTE may adversely affect the Company's ability to compete for certain services. If the RBOCs and GTE continue to lower access rates, there would be downward pressure on certain special access and switched access rates charged by CLECs, which pressure may adversely affect the Company's profitability. See "-Regulation." In addition, the Telecommunications Act and its implementation by the states and the FCC allows the RBOCs and GTE to provide a broader range of services and likely will enable the RBOCs and GTE to more effectively compete against long distance carriers, which are the Company's primary customers for telecom services.

         Network Services. The bases of competition in the network services market are primarily technological capability and experience, value-added services and price. In this market, the Company competes with a variety of local and regional system integrators.

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

         The   Telecommunications   Act  generally  requires  ILECs  to  provide
interconnection and nondiscriminatory access to the ILEC networks on more favorable terms than have been available in the past. However, such new agreements are subject to negotiations with each ILEC which may involve considerable delays and may not necessarily be obtained on terms and conditions that are acceptable to the Company. In such instances, the Company may petition the proper state regulatory agency to arbitrate disputed issues. Ultimately, the terms of an arbitrated agreement are subject to review by the FCC or the federal courts. There can be no assurance that the Company will be able to negotiate acceptable new interconnection agreements or that, if state regulatory authorities impose terms and conditions on the parties in arbitration, such terms will be acceptable to the Company.

         On August 8, 1996, in two separate decisions in its FCC Docket 96-98, referred to as the "First Report and Order" and the "Second Report and Order," the FCC adopted rules and policies implementing the local competition provisions of the Telecommunications Act. The FCC, among other things, adopted national guidelines with respect to the unbundling of ILECs' network elements, resale of ILEC services, the pricing of interconnection services and unbundled elements, and other local competition issues.

         Both of the Orders adopted by the FCC on August 8, 1996 have been challenged in federal courts of appeals by the RBOCs, GTE, other independent ILECs, long distance carriers, and state regulatory commissions. Petitions also have been filed with the FCC requesting that the FCC reconsider various aspects of the interconnection rules. The requests for court review of the FCC's First Report and Order have been consolidated into one proceeding that will be decided by the U.S. Court of Appeals for the Eighth Circuit in St. Louis, Missouri. Requests also were filed by certain ILECs and state commissions to stay the effective date of the FCC's rules adopted in the First Report and Order pending the issuance by the Court of a decision on the merits. On October 15, 1996, the Court issued a stay of certain of the FCC's rules adopted in the First Report and Order, including implementation of the pricing provisions of the FCC's rules, which define the methodology by which the ILECs must develop prices for their unbundled elements and provide the basis for the FCC's interim or "default" and "proxy" price ceilings and ranges. The Court also stayed the FCC's "most favored nation" rules which implement Section 252(i) of the Telecommunications Act and require ILECs to make available any interconnection, service or network element in an approved interconnection agreement to any other requesting carrier on the same terms and conditions and at the same price, thereby enabling new entrants to "pick and choose" elements of established interconnection agreements. Oral argument on the merits of the FCC's rules was heard on January 17, 1997 and the Court is not expected to render a decision until March or April 1997. The Court's stay, however, does not affect the FCC's other interconnection rules as adopted on August 8, 1996, nor does it affect the statutory requirements of the Telecommunications Act, including the statutory requirement that ILECs conduct negotiations, enter into interconnection agreements with competitive carriers, and unbundle their network elements. A separate appeal of the FCC's Second Report and Order also is pending.

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

         State Regulation. In general, state regulatory agencies have regulatory jurisdiction over the Company when Company facilities and services are used to provide intrastate services. Under the Telecommunications Act, states cannot effectively prohibit any entity from providing telecommunications services, but the states continue to have general authority to set criteria for reviewing applications to provide intrastate services (including local services). State regulators will continue to set the requirements for providers of local and intrastate services, including quality of services criteria. However, state regulators can no longer allow (or require) restrictions on the resale of telecommunications services. State regulators also can regulate the rates charged by CLECs for intrastate and local services. The Company's provision of local dial tone and intrastate switched and dedicated services are classified as intrastate and therefore subject to state regulation. The Company expects that it will offer more intrastate services as its business and product lines expand. To provide intrastate service (particularly local dial tone service), the Company generally must obtain a Certificate of Public Convenience and Necessity ("CPCN") from the state regulatory agency prior to offering service. In most states, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate, and to update or amend its tariffs as rates change or new products are added. The Company may also be subject to various reporting and record-keeping requirements.

         The Company currently holds CPCNs (or their equivalents) from the states of Alabama, California, Colorado, Florida, Kentucky, North Carolina, Ohio, Tennessee and Texas. The Company has authority to provide local and intrastate long distance services in Alabama, California, Colorado, Kentucky, Ohio, Tennessee and Texas. The Company also has authority in Florida to provide intrastate long distance services and alternative access services. The Company also holds a CPCN to provide intrastate long distance services in North Carolina and applications are pending before the applicable state commission for CPCNs to provide local telecommunications services in North Carolina and to provide local and long distance services in Indiana and Oklahoma, as well as to expand the Company's local telephone service areas in Ohio.

         Local Government Authorizations. Under the Telecommunications Act, local authorities retain jurisdiction under applicable state law to control the Company's access to municipally owned or controlled rights of way and to require the Company to obtain street opening and construction permits to install and expand its fiber optic network. In addition, many municipalities require the Company to obtain licenses or franchises (which generally have terms of 10 to 20 years) and to pay license or franchise fees, based on a percentage of gross revenue, in order to provide telecommunication services. In certain states, however, including California and Colorado, such fees cannot be imposed under state law. There is no assurance that certain cities that do not impose fees will not seek to impose fees, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs have been excused from paying such franchise fees or pay fees that are materially lower than those required to be paid by the Company for access to public rights of way. However, under the

Telecommunications Act, while municipalities may still regulate use of their streets and rights of way, municipalities may not prohibit or effectively prohibit any entity from providing any telecommunications services. In addition, the Telecommunications Act requires that local governmental authorities treat telecommunications carriers in a non-discriminatory and competitively neutral manner. If any of the Company's existing franchise or license agreements are terminated prior to their expiration dates or not renewed, and the Company is forced to remove its fiber from the streets or abandon its network in place, such termination could have a material adverse effect on the Company.

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

         The Company is required to obtain authorization from the FCC for its use of radio frequencies to provide satellite and wireless services. The Company holds a number of satellite earth station licenses in connection with its operation of satellite-based private carrier networks. The Company also provides maritime communications services pursuant to an experimental license and a grant of a STA. In April 1996, the FCC issued a waiver to the Company which may allow it to obtain a permanent FCC license to provide these services using the same radio frequencies currently being used under the experimental license. The Company has filed an application for a permanent license under the terms of the FCC's waiver decision, and the application is pending. The STA was granted on January 30, 1997 and enables the Company to conduct operations pursuant to such application during the FCC's review.

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

Employees

         On January 31, 1997, the Company employed a total of 1,483 individuals on a full time basis. There are 112 employees of one of the Company's subsidiaries who are subject to collective bargaining agreements which expire on December 31, 1997 and May 31, 1998. The Company believes that its relations with its employees are good.

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

ITEM 3.  LEGAL AND ADMINISTRATIVE PROCEEDINGS

         SBC has alleged before the San Antonio city council that the Company's arrangement to license cable being built by City Public Service of San Antonio ("CPS") in greater San Antonio violates state law and has sought to have the San Antonio city council repudiate the Company's contract with CPS. The assertion of SBC is that CPS would, through its license arrangement with the Company, be providing telecommunications services in contravention of Texas state law. In December 1995, the San Antonio city council imposed a moratorium on network construction which expired in March 1996. The Company believes it has a valid contract with CPS and filed suit against SBC in December 1995 in the District Court for the Western District of Texas, San Antonio Division seeking, among other things, damages for tortious interference and a declaratory judgment that the contract with CPS is legal and binding. SBC's motion to dismiss that suit was granted by the Court and ICG's appeal of that decision is pending before the U.S. Court of Appeals for the Fifth Circuit. In June 1996, ICG filed suit in State Court in San Antonio seeking a declaration that the contract is valid under state law. In addition, in May 1996, the Company filed a petition with the FCC seeking preemption of Texas state law under the Telecommunications Act. That petition currently is pending before the FCC.

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

         None.

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



                       American Stock       Vancouver Stock       Exchange
                        Exchange (1)          Exchange (1)          Rate
                      ------------------   --------------------  -----------
                      High      Low         High      Low           (C$/$)
                     ------   --------     ------   -----------  -----------
Fiscal Year
Ended September
30, 1995
 First Quarter      $17.88   $12.38     C$ 33.50  C$ 18.50         1.38
 Second Quarter      14.13     9.38        19.75     17.38         1.40
 Third Quarter       13.25     6.63        18.00     18.00         1.36
 Fourth Quarter      14.00     8.00            -         -         1.34


Fiscal Year
Ended September
30, 1996
 First Quarter      $12.75  $  8.63     C$     - C$      -         1.36
 Second Quarter      17.88    10.25            -         -         1.37
 Third Quarter       27.38    17.13        17.50     17.50         1.36
 Fourth Quarter      25.88    19.13            -         -         1.36

Three Months
Ended December
31, 1996 (2)        $22.25  $ 14.00     C$ 28.35 C$  28.35         1.37

Fiscal Year
Ended December
31, 1997(2)
  Through February
  18, 1997          $18.13   $14.50     C$     -  C$      -        1.35
 ----------------

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

(2) The Company has elected to change its fiscal year end to December 31 from September 30, effective January 1, 1997.

     On February 18, 1997, the last reported sale price for the Common Stock on the AMEX was $14.75 per share. On February 18, 1997, there were 31,299,392 shares of Common Stock outstanding and 101 holders of record.

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

     The Company has not made any sales of unregistered securities during fiscal 1996 or the three months ended December 31, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

         The selected historical financial data for each fiscal year in the five-year period ended September 30, 1996 and for the three months ended December 31, 1996 has been derived from the audited Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Transition Report. Results of operations  for the three  months ended  December  31, 1996 are not  necessarily indicative  of results of  operations  for a full year or  predictive  of future periods. The Company's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                                                  Three Months
                                                           Years Ended September 30,                             Ended December
                                    ------------------------------------------------------------------------           31,
Statement of Operations Data:          1992           1993           1994           1995           1996               1996
                                    -----------    -----------    -----------     ----------    ------------    -----------------
                                                      (in thousands, except per share amounts)
  Revenue:
   Telecom services                 $   1,061          4,803        14,854          32,330         87,681          34,787
   Network services                     4,955         21,006        36,019          58,778         60,116          15,981
   Satellite services (1)               1,468          3,520         8,121          20,502         21,297           6,188
   Other                                  126            147           118               -              -               -
                                    -----------    -----------    -----------     ----------    ------------    -----------------
         Total revenue                  7,610         29,476        59,112         111,610        169,094          56,956

  Operating costs                       5,423         18,961        38,165          78,846        135,253          49,929
  Selling, general and
     administrative expenses            3,921         10,702        28,015          62,954         76,725          24,253
  Depreciation and amortization         1,602          3,473         8,198          16,624         30,368           9,825
                                    -----------    -----------    -----------     ----------     ------------    -----------------

      Total operating costs
           and expenses                10,946         33,136        74,378         158,424        242,346          84,007
                                    -----------    -----------    -----------     ----------    ------------    -----------------

  Operating loss                       (3,336)        (3,660)      (15,266)        (46,814)       (73,252)        (27,051)
  Interest expense                       (525)        (2,523)       (8,481)        (24,368)       (85,714)        (24,454)
  Minority interests, including
    preferred stock dividends              21           (302)          435          (1,123)       (25,306)         (4,988)
  Other income (expense), net              12            324          (556)         (4,343)        (1,513)          6,670
                                    -----------    -----------    -----------     ----------    ------------    -----------------

  Loss before income taxes and
     cumulative effect of change
     in accounting                     (3,828)        (6,161)      (23,868)        (76,648)      (185,785)        (49,823)
  Income tax benefit                      174          1,552             -               -          5,131               -
  Cumulative effect of change in
     accounting (2)                         -              -             -               -         (3,453)              -
                                    -----------    -----------    -----------     ----------    ------------    -----------------

  Net loss                           $ (3,654)        (4,609)      (23,868)        (76,648)      (184,107)        (49,823)
                                    ===========    ===========    ===========     ==========    ============    =================

  Loss per share                     $  (0.42)         (0.39)        (1.56)          (3.25)         (6.83)          (1.56)
                                    ===========    ===========    ===========     ==========    ============    =================
  Weighted average number of
     shares outstanding (3)             8,737         11,671        15,342          23,604         26,955           31,840
                                    ===========    ===========    ===========     ==========    ============    =================

Other Data:
  EBITDA (4)                         $ (1,734)          (187)       (7,068)        (30,190)       (42,884)         (17,226)
  Capital expenditures (5)           $ 12,599         20,685        54,921          88,495        175,148           78,238



                                                                                                                      At
                                                                    At September 30,                               December
                                            --------------------------------------------------------------------       31,
Balance Sheet Data:                            1992          1993          1994           1995          1996          1996
                                            -----------    ---------    -----------    -----------   -----------    ------------
                                                                           (in thousands)
Working capital (deficit)                    $  (392)        7,990         (8,563)      249,089       446,164        361,601
Total assets                                  54,417        95,196        201,991       583,553       939,351        944,133
Notes payable and current portion of
  long-term debt and capital lease               991         7,657         23,118        27,310         8,282         25,500
  obligations
Long-term debt and capital lease
  obligations, less current portion           15,565        37,116        104,461       405,535       739,827        761,504
Redeemable preferred stock of Holdings             -             -              -        14,986       153,318        159,120
Stockholders' equity (deficit)                21,826        34,753         39,782        82,535       (19,588)       (66,080)

(1) Revenue from Satellite Services is generated through the Company's satellite (voice and data) operations and, after January 1995, also includes revenue from maritime communications operations. The Company completed the sale of four of its teleports in March, 1996, and has reported results of operations from these assets through December 31, 1995.

(2) During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Accounting Changes." As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for the year ended September 30, 1996 reflect a charge of $3.5 million relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting for fiscal year 1996 was not significant. If the new revenue recognition method had been applied retroactively, telecom services revenue would have decreased by $0.3 million, $2.0 million, $0.5 million and $0.7 million for fiscal 1992, 1993, 1994 and 1995, respectively.

(3) Weighted average number of shares outstanding for fiscal years 1992, 1993, 1994 and 1995 represents Holdings-Canada common shares outstanding. Weighted average number of shares outstanding for fiscal 1996 represents Holdings-Canada common shares outstanding for the period October 1, 1995 through August 2, 1996, and represents ICG Common Stock and Holdings-Canada Class A common shares (owned by third parties) outstanding for the period August 5, 1996 through September 30, 1996. Weighted average number of shares outstanding for the three-month period ended December 31, 1996 represents ICG Common Stock and Holdings-Canada Class A common shares (owned by third parties) outstanding for the period October 1, 1996 through December 31, 1996.

(4) EBITDA consists of operating loss plus depreciation and amortization. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles for the periods indicated. See the Company's Consolidated Financial Statements contained elsewhere in this Transition Report.

(5) Capital expenditures include assets acquired under capital leases and through the issuance of debt or warrants.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's local dial tone and long distance strategies and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results for the three months ended December 31, 1995 have been derived from the Company's unaudited Consolidated Financial Statements included herein.

Company Overview

         The Company provides Telecom Services, Network Services and Satellite Services. Telecom Services consist primarily of the Company's CLEC operations. The Company is one of the largest providers of competitive local telephone services in the United States, based on estimates of the industry's 1995 revenue. Network Services consist of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consist of maritime and international satellite transmission services and provide private data networks utilizing VSATs. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenues increasing from $59.1 million for fiscal 1994 to $190.7 million for the 12-month period ended December 31, 1996. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks, the acquisition and growth of its network systems integration business and, prior to fiscal 1996, growth in Satellite Services.

         Prior to fiscal 1996, the majority of the Company's revenue had been derived from Network Services. However, the Company's Network Services revenue (as well as Satellite Service revenue) will continue to represent a diminishing percentage of the Company's consolidated revenue as the Company continues to emphasize its Telecom Services. In March 1996, the Company completed the sale of four of its teleports which were used in the Company's Satellite Services operations.

         The Company's operating networks have grown from 323 fiber route miles at the end of fiscal 1994 to 2,385 fiber route miles at December 31, 1996. Telecom Services revenue has increased from $14.9 million for fiscal 1994 to $109.0 million for the 12-month period ended December 31, 1996. The Company has experienced declining access unit prices and increasing price competition which have been more than offset by increasing network usage. The Company expects to continue to experience declining access unit prices and increasing price competition for the foreseeable future.

         The Company expects to continue to experience negative operating margins from the provision of switched access services while its networks are in the development and construction phases, during which the Company relies on ILEC networks to carry a significant portion of its customers' switched traffic. The Company expects to realize improved operating margins from switched services on a given network when (i) increased volumes of traffic are attained and build-out enables such traffic to be carried on the Company's own network instead of ILEC facilities, and (ii) higher margin enhanced services are provided to customers on the Company's network. In addition, the Company believes that the unbundling of ILEC services and the implementation of local telephone number portability, which are mandated by the Telecommunications Act, will reduce the Company's costs of providing switched services and facilitate the marketing of such services. However, the Company's switched access services strategy has not yet been profitable and may not become profitable due to, among other factors, lack of customer demand, competition from other CLECs and downward pricing pressure from the ILECs.

      The Company believes that the provisions of the Telecommunications Act, including the opening of the local telephone services market to competition, the unbundling of ILEC services and the implementation of local telephone number portability, will facilitate the Company's plan to provide a full array of local, long distance and data communications services. In order to fully implement its strategy, the Company must make significant capital expenditures to provide additional switching capacity, network infrastructure and electronic components. The Company must also make significant investments and expenditures to develop, train and manage its marketing and sales personnel. The Company has limited experience providing such services and there can be no assurance that the Company will be successful.

         The continued development, construction and expansion of the Company's business requires significant capital, a large portion of which is expended before any revenue is generated. The Company has experienced, and expects to continue to experience, negative cash flow and significant losses while it expands its operations to provide a wide range of telecommunications services and establishes a sufficient revenue-generating customer base. There can be no assurance that the Company will be able to establish or retain such a customer base. When constructing and relying principally on its own facilities, the Company has experienced a period of up to 18 months from initial design of a network to revenue generation for that network. However, using leased ILEC facilities to provide initial customer service and the Company's new agreements to use utilities' existing fiber, the Company has experienced initial revenue generation within nine months after commencing network design.

Results of Operations

         The following table provides a breakdown of revenue and operating costs for Telecom Services, Network Services and Satellite Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss and EBITDA as a percentage of the Company's total revenue.

                                                              Three Months
                      Years Ended September 30,            Ended December 31,
                   --------------------------------  --------------------------
                    1994         1995          1996         1995        1996
                   ---------   ---------     --------   ----------- ------------
                      $    %      $    %      $    %      $     %      $     %
                   ----  -----  ----- ---    --- ----  -----  -----  -----  ----
                                      (Dollars in thousands)
Revenue:
  Telecom
  services(1)       14,854  25  32,330  29  87,681  52   13,513  38  34,787  61
  Network services  36,019  61  58,778  53  60,116  36   15,718  45  15,981  28
  Satellite services 8,121  14  20,502  18  21,297  12    6,168  17   6,188  11
  Other                118   *       -   -       -   -        -   -       -   -
                   -------  --  ------  --  ------  --   ------  --  ------  --
Total revenue       59,112 100 111,610 100 169,094 100   35,399 100  56,956 100

Operating costs:
  Telecom services   7,050      21,825      78,705       11,882      34,463
  Network services  26,334      45,928      46,256       11,998      12,287
  Satellite services 4,697      11,093      10,292        3,230       3,179
  Other                 84           -           -            -           -
                    ------  --  ------  --  ------  --   ------  --  ------  --
Total operating
  costs             38,165  65  78,846  71 135,253  80   27,110  77  49,929  88
Selling,general
  and adminis-
  trative           28,015  47  62,954  56  76,725  45   18,628  53  24,253  43
Depreciation and
  amortization       8,198  14  16,624  15  30,368  18    4,919  14   9,825  17
                    ------  --  ------  --  ------  --   ------  --  ------  --
Operating loss     (15,266)(26)(48,814)(42)(73,252)(43) (15,258)(43)(27,051)(47)
EBITDA (2)          (7,068)(12)(30,190)(27)(42,884)(25) (10,339)(29)(17,226)(30)

----------
*Less than 0.5%

(1) During fiscal 1996, the Company change its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "-Accounting Changes." The effect of this change in accounting for the periods presented was not significant.

(2)  See note 4 under "Selected Financial Data" for the definition of EBITDA.

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995
         Revenue. Revenue for the three months ended December 31, 1996 increased $21.6 million, or 61%, from the three months ended December 31, 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services, offset slightly by the loss in revenue resulting from the sale of four of the Company's teleports during the second quarter of fiscal 1996. Telecom Services revenue increased 157% to $34.8 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average unit pricing. Switched services revenue increased from $6.0 million (44% of Telecom Services revenue) for the three months ended December 31, 1995, to $23.9 million (69% of Telecom Services revenue) for the three months ended December 31, 1996, of which $7.5 million relates to revenue from Zycom compared to $0.9 million for the three months ended December 31, 1995. Approximately $6.5 million of the increase in Zycom revenue for the three months ended December 31, 1996 as compared to the same period in 1995 relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. Network usage as reflected in voice grade equivalents ("VGEs") increased 53% from 488,403 VGEs on December 31, 1995 to 748,528 on December 31, 1996. On December 31, 1996, the Company had 2,069 buildings connected to its networks compared to 1,539 buildings connected on December 31, 1995. Consistent with expectations, Network Services revenue growth has been moderate, increasing from $15.7 million to $16.0 million for the three months ended December 31, 1995 and 1996, respectively, while the Company continues to reposition its systems and operations to improve operating results. Satellite Services revenue remained relatively stable between the three-month periods ended December 31, 1995 and 1996 as a result of the offsetting effects of increased maritime minutes of use from cruise ships and no revenue in the three months ended December 31, 1996 from the four teleports sold in March 1996. On a pro forma basis to reflect the sale of the teleports, the Company's Satellite Services revenue for the three months ended December 31, 1995 and 1996 was $3.7 million and $6.2 million, respectively.

         Operating costs. Total operating costs for the three months ended December 31, 1996 increased $22.8 million, or 84%, from the same period in 1995. Telecom Services operating costs increased from $11.9 million, or 88%, of Telecom Services revenue for the three months ended December 31, 1995, to $34.5 million, or 99%, of Telecom Services revenue for the three months ended December 31, 1996. Telecom Services operating costs consist of payments to ILECs for the use of network facilities to support off-net and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the addition of engineering personnel dedicated to the development of local exchange services. The increase in operating costs as a percentage of revenue is due primarily to the increase in switched access services revenue, which generates negative margins as a result of the higher costs associated with utilizing ILEC network facilities and the investment in the development of local exchange services without the benefit of corresponding revenue in the same period. The Company expects that the Telecom Services ratio of operating costs to revenue will continue to increase until the Company provides a greater volume of higher margin services, principally local telephone services, carries more traffic on its own facilities rather than the ILEC facilities, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur. Network Services operating costs increased 2% to $12.3 million for the three months ended December 31, 1996 and increased as a percentage of Network Services revenue from 76% to 77% for the three month periods ended December 31, 1995 and 1996, respectively. Network Services operating costs include the cost of equipment sold, direct hourly labor and other indirect project costs. Satellite Services operating costs decreased 2% to $3.2 million for the three months ended December 31, 1996. Satellite Services operating costs as a percentage of revenue declined to 51% of Satellite Services revenue during the three months ended December 31, 1996, from 52% during the three months ended December 31, 1995. The decrease in percentage of revenue as well as absolute dollars is attributable to the decline in revenue resulting from the sale of four of the Company's teleports in March 1996, offset by an increase in higher margin maritime services revenue at MTN. Revenue from teleport operations historically have yielded lower gross margins than maritime services revenue. Satellite Services operating costs consist primarily of satellite transponder lease costs and costs of equipment sold.

         Selling, general and administrative expense. Selling, general and administrative ("SG&A") expense for the three months ended December 31, 1996 increased $5.6 million, or 30%, compared to the three months ended December 31, 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local telephone services. SG&A expense as a percentage of total revenue was 43% for the three months ended December 31, 1996, compared to 53% for the same period in 1995. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from new products and services or newly developed markets. SG&A expense for Network Services decreased both in absolute dollars and as a percentage of Network Services revenue due to the cost control efforts by the Company's management and due to approximately $0.7 million in non-recurring charges, primarily legal accruals, recorded during the three months ended December 31, 1995. Satellite Services SG&A expense decreased in absolute dollars and as a percentage of Satellite Services revenue due to cost control efforts by the Company's management. Other corporate expenses increased from $4.0 million, or 11% of total revenue, for the three months ended December 31, 1995 to $5.7 million, or 10% of total revenue, for the three months ended December 31, 1996. This increase is primarily attributable to the addition of employees, principally human resources and regulatory personnel, for the purpose of managing the Company's growth and its expansion into new markets as allowed under the Telecommunications Act. The Company expects SG&A expense (principally for Telecom Services) to increase in absolute dollars over the near term to facilitate the development and marketing of local services and the commencement of marketing services (including long distance and data transmission services) to business end user customers.

         Depreciation and amortization expense. Depreciation and amortization expense increased $4.9 million, or 100%, for the three months ended December 31, 1996, as compared to the same period in 1995. Depreciation of fixed assets increased by approximately $2.3 million as a result of the shortening of estimated depreciable lives during fiscal 1996, as discussed in "-Accounting Changes," and an increase in depreciable fixed assets due to the continued expansion of the Company's networks. The increase in depreciation expense was offset slightly due to the decrease in depreciable assets resulting from the sale of four of the Company's teleports in March 1996. The Company reports high levels of depreciation expense relative to revenue during the early years of operation of a new network because the full cost of a network is depreciated using the straight line method despite the low rate of capacity utilization in the early stages of network operation.

        Interest expense. Interest expense increased by $9.3 million, from $15.2 million for the three months ended December 31, 1995 to $24.5 million for the three months ended December 31, 1996, which included $22.7 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 12 1/2% Senior Discount Notes (the "12 1/2% Notes") issued in April 1996, and an increase in capitalized lease obligations to finance Telecom Services equipment used in the expansion of the Company's networks.

         Interest income. Interest income increased $2.2 million from the three months ended December 31, 1995 to $6.0 million for the three months ended December 31, 1996. The increase is attributable to the interest earned on the proceeds from the issuance of the 12 1/2% Notes and the 14 1/4% Exchangeable Preferred Stock ("14 1/4% Preferred Stock") in April 1996.

         Share of losses in joint venture. Effective October 1, 1996, the Company sold its 50% interest in the Phoenix network joint venture. As a result, no share of losses in joint venture was recorded during the three months ended December 31, 1996, as compared to the $0.2 million recorded during the same period in 1995. Future results will include the Company's share of losses from the joint venture with CSW.

         Other, net. Other, net fluctuated $1.7 million from $1.0 million net expense in the three months ended December 31, 1995 to $0.7 million net income in the three months ended December 31, 1996. Other expense recorded in the three-month period ended December 31, 1995 represents the write-off of deferred financing costs on a credit facility that was fully paid in December 1995. Other income recorded in the three-month period ended December 31, 1996 is primarily attributable to the $0.8 million gain recognized in conjunction with the sale of the Company's 50% interest in the Phoenix network joint venture.

     Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock increased $1.8 million, from $3.2 million for the three months ended December 31, 1995 to $5.0 million for the three months ended December 31, 1996. The increase is due primarily to the issuance of the 14 1/4% Preferred Stock in April 1996. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock recorded during the current three-month period consists of the accretion of issue costs ($0.1 million) and the accrual of the preferred stock dividend ($5.7 million) associated with the 14 1/4% Preferred Stock, offset by minority interest in losses of subsidiaries of $0.8 million.

         Cumulative effect of change in accounting for revenue from long-term telecom services contracts. The cumulative effect of change in accounting for revenue from long-term telecom services contracts recorded during the three months ended December 31, 1995 is due to the change in accounting principle as described in "-Accounting Changes." As the change in accounting was applied retroactively as of October 1, 1995, no similar amounts were recorded during the three months ended December 31, 1996.

Fiscal  1996  Compared to Fiscal 1995

         The following information reflects the results of operations for fiscal 1996 compared to the pro forma results of operations for fiscal 1995, assuming the change in accounting for long-term telecom services contracts described in "-Accounting Changes" had been applied retroactively.

         Revenue. Revenue for fiscal 1996 increased $58.2 million, or 52%, from fiscal 1995. The increase in total revenue reflects continued growth in Telecom Services, Network Services and Satellite Services, offset slightly by the loss in revenue resulting from the sale of four of the Company's teleports. Telecom Services revenue increased 177% to $87.7 million due to an increase in network usage for both special and switched access services, offset in part by a decline in average unit prices. Switched services revenue increased from $7.2 million (22% of Telecom Services revenue) for fiscal 1995, to $51.6 million (59% of Telecom Services revenue) for fiscal 1996, of which $14.9 million relates to revenue from Zycom compared to $1.4 million in fiscal 1995. Approximately $10.6 million of the increase in Zycom revenue relates to changes in the classification of certain operating costs as a result of the Company entering into long-term contracts with its major customers. Network usage as reflected in VGEs increased 47% from 430,535 VGEs on September 30, 1995, to 630,697 VGEs on September 30, 1996. On September 30, 1996, the Company had 2,067 buildings connected to its networks compared to 1,375 buildings connected on September 30, 1995. Consistent with expectations, Network Services revenue growth has been moderate, increasing from $58.8 million to $60.1 million, while the Company continues to reposition its systems and operations to improve operating results. Satellite Services revenue increased 4% to $21.3 million for fiscal 1996 primarily due to increased maritime minutes of use from cruise ships offset in part by the decrease resulting from the sale of four of the Company's teleports. Satellite Services revenue for fiscal 1995 and 1996, on a pro forma basis to reflect the sale of teleports, was $11.4 million and $18.9 million, respectively. Satellite Services revenue decreased $0.4 million from the third quarter of fiscal 1996 to the fourth quarter of fiscal 1996. The decrease in revenue was primarily due to three Navy vessels being in "dry dock."

         Operating costs. Total operating costs for fiscal 1996 increased $56.4 million, or 72%, from fiscal 1995. Telecom Services operating costs increased from $21.8 million, or 69% of Telecom Services revenue for fiscal 1995, to $78.7 million, or 90% of Telecom Services revenue for fiscal 1996. The increase in operating costs in absolute dollars is attributable to the increase in switched access services and the expansion in off-net special access service offerings. The increase in operating costs as a percentage of total revenue is due primarily to the increase in switched access services revenue, which generates negative margins as a result of the higher costs associated with utilizing ILEC network facilities and the investment in the development of local exchange services without the benefit of corresponding revenue in the same period. The Company expects that the Telecom Services ratio of operating costs to revenue will continue to increase until the Company carries more traffic on its own facilities rather than the ILEC facilities, provides a greater volume of higher margin services, principally local telephone services, and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

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

        Selling, general and administrative expense. SG&A expense for fiscal 1996 increased $13.8 million, or 22%, compared to fiscal 1995. This increase was principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, marketing and sales staff dedicated to the expansion of the Company's networks and implementation of the Company's switched services strategy and development of local telephone services. A portion of the increase was also attributable to approximately $1.8 million of legal, accounting, and SEC filing fees incurred in the incorporation of a new U.S. publicly traded holding company, ICG Communications, Inc., and approximately $1.3 million of consulting fees related to various process improvement initiatives. SG&A expense as a percentage of total revenue was 45% for fiscal 1996, compared to 57% for fiscal 1995. SG&A expense for Network Services increased due to increased engineering, marketing and sales staff to support growth in network system installations. Satellite Services SG&A expense increased primarily due to the growth of MTN and MCN.

         Depreciation and amortization. Depreciation and amortization increased $13.7 million, or 83%, for fiscal 1996 compared to fiscal 1995. Depreciation of fixed assets increased by approximately $7.0 million as a result of the shortening of estimated depreciable lives discussed in "-Accounting Changes," and an increase in depreciable fixed assets due to the continued expansion of the Company's networks. The increase in depreciation expense was offset slightly due to the decrease in depreciable assets resulting from the sale of four of the Company's teleports.

         Interest expense. Interest expense increased by $61.3 million, from $24.4 million for fiscal 1995 to $85.7 million for fiscal 1996, which included $66.5 million of non-cash interest. This increase was attributable to an increase in long-term debt, primarily the 13 1/2% Senior Discount Notes (the "13 1/2% Notes") issued in August 1995 and the 12 1/2% Notes issued in April 1996, and an increase in capitalized lease obligations to finance the purchase of Telecom Services and Satellite Services equipment. Also included in interest expense is a charge of approximately $11.5 million for the payments made to holders of the 13 1/2% Notes with respect to consents to amendments to the indenture governing the 13 1/2% Notes in order to permit the 1996 Offering (as defined herein) in April 1996.

         Interest income. Interest income increased $15.1 million from fiscal 1995. The increase is attributable to the increase in cash from the proceeds of the issuance of the 13 1/2% Notes in August 1995 and the 12 1/2% Notes and 14 1/4% Preferred Stock in April 1996.

         Share of losses in joint venture. Share of losses in the Phoenix network joint venture, in which the Company held a 50% equity interest, increased $1.1 million, or 145%, from fiscal 1995 to $1.8 million for fiscal 1996 due to increased losses resulting from the continued expansion and implementation of switched access services. Effective October 1, 1996, the Company sold its interest in the Phoenix network joint venture.

         Provision for impairment of goodwill, investment and notes receivable. Provision for impairment of goodwill, investment and notes receivable increased $2.9 million from fiscal 1995 to $9.9 million for fiscal 1996. The current year amount includes valuation allowances for the amounts receivable for advances made to the Phoenix network joint venture included in long-term notes receivable ($5.8 million), the investment in the Melbourne network ($2.7 million) and the note receivable from NovoComm, Inc. ($1.3 million). The allowances were a result of management's estimate of the realizable value of the assets as of September 30, 1996.

     Other, net. Other, net increased $8.3 million for fiscal 1996 from $0.8 million for fiscal 1995 due primarily to the loss on the sale of four of the Company's teleports and certain other satellite assets ($1.1 million), the write-off of certain assets ($2.5 million), settlement costs of certain litigation ($1.2 million) and the write-off of deferred financing costs upon conversion or settlement of debt ($2.7 million).

         Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock. Minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock increased $24.2 million, from $1.1 million for fiscal 1995 to approximately $25.3 million for fiscal 1996. The increase is due to the accretion of the Unit Warrants (as defined herein) ($14.4 million) and issue costs ($1.1 million) associated with the issuance of the 12% redeemable preferred stock of Holdings (the "Redeemable Preferred Stock"), accretion of issue costs associated with the 14 1/4% Preferred Stock ($0.3 million), accrual of the preferred stock dividend on the Redeemable Preferred Stock ($2.1 million) and the 14 1/4% Preferred Stock ($9.1 million) and the excess redemption price over the stated value of the convertible Series B Preferred Stock of Holdings-Canada ("Convertible Preferred Stock of Holdings-Canada") ($1.0 million), partially offset by the minority interest in losses of subsidiaries.

      Income tax benefit. Income tax benefit for fiscal 1996 was $5.1 million. The income tax benefit is due to an adjustment to the deferred tax liability as a result of the change in estimated depreciable lives.

       Cumulative effect of change in accounting for revenue from long-term telecom services contracts. The increase in cumulative effect of change in accounting for revenue from long-term telecom services contracts is due to the change in accounting as described in "-Accounting Changes."

Fiscal 1995 Compared to Fiscal 1994

     The following information reflects the pro forma results of operations for fiscal 1995 compared to the pro forma results of operations for fiscal 1994, assuming the change in accounting for long-term telecom services contracts described in "-Accounting Changes" had been applied retroactively.

         Revenue. Revenue for fiscal 1995 increased $52.2 million, or 89%, from fiscal 1994, reflecting continued growth in Telecom Services, Network Services and Satellite Services operations. Telecom Services revenue increased 120% to $31.6 million. The increase in Telecom Services revenue reflects an increase in network usage, which was partially offset by a decline in average unit prices, and the acquisition in April 1994 of networks in the Los Angeles and San Francisco metropolitan areas, which were included for the full year in fiscal 1995. Network usage as reflected in VGEs increased 92% from 224,072 VGEs on September 30, 1994 to 430,535 VGEs on September 30, 1995. On September 30, 1995, the Company had 1,375 buildings connected to its networks compared to 226 buildings connected on September 30, 1994. Network Services revenue increased 63% to $58.8 million primarily from the acquisition of DataCom Integrated Systems Corporation ("DISC"), which was included for the full year in fiscal 1995 and which subsequently merged into Network Services, as well as from new network system installations. The increase in network system installations resulted from additional projects from existing customers and an increase in general demand for local area networks due to increased business networking requirements. Satellite Services revenue increased 152% to $20.5 million for fiscal 1995, which resulted principally from the acquisitions of Nova-Net, MTN and teleports located in the metropolitan Atlanta and New York areas which generated $3.9 million, $7.5 million and $4.4 million in revenue, respectively, for fiscal 1995. Satellite Services revenue for fiscal 1995, as adjusted to reflect the sale of four of the Company's teleports, was $11.4 million.

         Operating costs. Total operating costs for fiscal 1995 increased $40.7 million, or 107%, from fiscal 1994. Telecom Services operating costs increased from $7.1 million, or 49% of Telecom Services revenue for fiscal 1994, to $21.8 million, or 69% of Telecom Services revenue for fiscal 1995. Telecom Services operating costs increased in absolute terms as well as a percentage of revenue due to an expansion in off-net service offerings, for which the Company leases network facilities from local telephone companies, and the implementation of switched access services, which generated negative margins due to the costs associated with reselling ILEC network facilities. Network Services operating costs increased 74% to $45.9 million primarily due to an increased volume of Network Services business. Network Services operating costs as a percentage of revenue increased from 73% for fiscal 1994 to 78% for fiscal 1995 due to rapid expansion and the inclusion in Network Services operating costs of project managers and operations personnel directly associated with network systems projects in fiscal 1995, which were treated as SG&A costs in 1994. Satellite
Services  operating  costs  increased  to  $11.1  million,  or 54% of  Satellite
Services  revenue,  for fiscal  1995,  from $4.7  million,  or 58% of  Satellite
Services revenue, for fiscal 1994. This increase in absolute terms was attributable to an increased volume of Satellite Services business primarily due to the acquisition of Nova-Net and MTN, and increased usage of leased satellite transponders. The decrease in operating costs as a percentage of revenue is attributable to the higher margins associated with MTN, which represented a larger portion of Satellite Services revenue in fiscal 1995, as opposed to video and data transmission services.

         Selling, general and administrative expense. SG&A expense for fiscal 1995 increased $34.9 million, or 125%, compared to fiscal 1994. This increase was principally due to the continued rapid expansion of the Company's networks, including the acquisition of networks in the Los Angeles and San Francisco metropolitan areas during the third quarter of fiscal 1994 and related significant additions to the Company's management information systems, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's switched access services strategy. SG&A expense as a percentage of total revenue was 57% for fiscal 1995 compared to 48% for fiscal 1994. There is typically a period of higher administrative and marketing expense prior to the generation of appreciable revenue from newly acquired or newly developed networks or markets. SG&A expense for Network Services increased due to increased engineering, marketing and sales staff to support increased growth in network systems installations. Satellite Services SG&A increased due to the acquisitions of teleports in metropolitan Atlanta and New York, the acquisition of the Company's VSAT operations during the third quarter of fiscal 1994, and the acquisition of MTN during the second quarter of fiscal 1995.

         Depreciation and amortization. Depreciation and amortization increased $8.4 million, or 103%, for fiscal 1995 compared to fiscal 1994. This increase resulted from an increased investment in depreciable fixed assets as a result of the acquisition of new networks and the expansion of existing networks and Satellite Services facilities.

         Interest expense. Interest expense increased $15.9 million, from $8.5 million for fiscal 1994 to $24.4 million for fiscal 1995, which included $15.1 million of non-cash interest. This increase was attributable to an increase in capitalized lease obligations to finance Telecom Services and Satellite Services equipment and an increase in long-term debt, primarily the 13 1/2% Notes issued in August 1995.

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

         Share of losses of joint venture. The Company had a 50% equity interest in a joint venture operating the Phoenix network. Using the equity accounting method, the Company's share of losses in the Phoenix network joint venture was approximately $0.7 million for fiscal 1995. The Company began recording losses from the joint venture in the second quarter of fiscal 1994. The loss from joint venture recorded in fiscal 1994 includes $0.4 million for losses incurred prior to fiscal 1994. Effective October 1, 1996, the Company sold its interest in the Phoenix network joint venture.

Quarterly Results

         The following table presents selected unaudited operating results for three-month quarterly periods, beginning with the three-month period ended December 31, 1994 and through the three-month period ended December 31, 1996. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's Consolidated Financial Statements and related notes included elsewhere in this Transition Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. ICG's development and expansion activities, including acquisitions, during the periods shown below materially affect the comparability of this data from one period to another.

                                                                                                                        Three
                                   Three Months Ended                               Three Months Ended                  Months
                    -------------------------------------------------- ----------------------------------------------   Ended
                     Dec. 31,     Mar. 31,     June 30,    Sept. 30,     Dec. 31,   Mar. 31,    June 30,   Sept.30,     Dec. 31,
                       1994         1995         1995         1995        1995        1996        1996       1996        1996
                    ------------ ------------ ------------ ----------- ----------- ------------------------------------------------
                                                                (Dollars in thousands)
Statementof

  Operations Data:
Revenue:
    Telecom services $  5,795        7,039        9,173     10,323        13,513      17,635      24,371     32,162     34,787
    Network services   15,293       13,496       14,061     15,928        15,718      13,973      14,679     15,746     15,981
    Satellites
     services           3,546        5,387        5,825      5,744         6,168       4,336       5,596      5,197      6,188
                    ------------ ------------ ------------ ----------- ----------- ---------------------------------- -------------
       Total revenue   24,634       25,922       29,059     31,995        35,399      35,944      44,646     53,105     56,956

Operating loss         (6,664)     (10,625)     (12,443)   (17,082)      (15,258)    (15,823)    (20,262)   (21,909)   (27,051)
EBITDA                 (3,333)      (6,849)      (7,846)   (12,162)      (10,339)     (8,381)    (11,207)   (12,957)   (17,226)
Net loss  before
  cumulative effect
  of change
  in accounting        (9,533)     (13,508)     (15,916)   (37,691)      (31,189)    (26,939)    (64,721)   (57,805)   (49,823)
Cumulative effect
  of change in
  accounting(1)             -            -            -          -        (3,453)          -           -          -          -
                    ------------ ------------ ------------ ----------- ----------- ----------  ----------- ----------- -------------
Net loss             $ (9,533)     (13,508)     (15,916)   (37,691)      (34,642)    (26,939)    (64,721)   (57,805)   (49,823)
                    ============ ============ ============ =========== =========== =========== =========== ============ ============

Statistical Data(2):
Telecom services:
  Buildings
    connected:
     On-net               244          251          273        280           304         327         384        478        522
     Off-net              628          777          978      1,095         1,235       1,401       1,493      1,589      1,547(3)
                    ------------ ------------ ------------ ----------- ----------- ---------------------------------- -------------
  Total buildings
   connected              872        1,028        1,251      1,375         1,539       1,728       1,877      2,067      2,069
   Customer
     circuits in
       service
       (VGEs)         259,219      287,167      389,928    430,535       488,403     510,755     551,881    630,697    748,528
  Switches
     operational            2            6           12         13            13          13          13         14         14(4)
  Switched
     minutes of use
     (in millions)         10           32           97        144           235         362         475        563        607
  Fiber route miles(5)
    Operational           424          466          579        627           637         780         886      2,143      2,385
    Under construction      -            -            -          -             -           -           -          -        735

  Fiber strand
    miles (6)
  Operational          19,049       21,811       25,264     27,150        28,779      36,310      45,098     70,067     75,490
  Under
    construction            -            -            -          -             -           -           -          -     33,747

  Wireless miles (7)      606          606          606        568           545         582         483        491        506

Satellite services:
    VSATs                 682          694          687        626           633         658         659        835        860
    C-Band
     installations(8)       -           17           25         28            33          36          48         48         54
    L-Band
     installations(9)       -            -            -          -             -           3          53        109        204
 -----------

(1) During fiscal 1996, the Company changed its method of accounting for long-term telecom services contracts to recognize revenue as services are provided. See "-Accounting Changes." The effect of this change in accounting for the periods presented was not significant.

(2) Amounts presented are for three-month periods ended, or as of, the end of the period presented.

(3) Buildings connected off-net declined from September 30, 1996 to December 31, 1996 due to the sale of the Company's 50% interest in the Phoenix joint venture.

(4) The switch located in Melbourne, Florida is in the process of being relocated and is not included in the statistical data.

(5) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of December 31, 1996, the Company had 2,385 fiber route miles, of which 312 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(6) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of December 31, 1996, the Company had 75,490 fiber strand miles, of which 5,936 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction and fiber which is expected to be operational within six months.

(7) Wireless miles represents the total distance of the digital microwave paths between Company transmitters which are used in the Company's networks.

(8) C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations.

(9) L-Band installations service smaller maritime installations, and both mobile and fixed land-based units.

     The Company's consolidated revenue has increased every quarter since the first fiscal quarter of 1992, primarily due to the installation and acquisition of new networks, the expansion of existing networks and increased services provided over existing networks. From the third quarter of fiscal 1993 until the sale of four teleports in the second quarter of fiscal 1996, Satellite Services also contributed to the quarterly revenue growth.

     Operating and net losses have generally increased immediately preceding and during periods of relatively rapid network acquisition and expansion activity. The increased quarterly losses from the first quarter of fiscal 1995 through the quarter ended December 31, 1996 resulted from a combination of increases in negative margin switched access services revenue and increases in personnel and other SG&A expenses to support the acquisition and expansion of Telecom Services networks, the implementation of the Company's switched access services strategy and development of local telephone services.

     Individual operating units may experience variability in quarter to quarter revenue due to (i) the timing and size of contract orders, (ii) the timing of price changes and associated impact on volume, and (iii) customer usage patterns.

 Net Operating Loss Carryforwards

     As of December 31, 1996, the Company had net operating loss carryforwards ("NOLs") of approximately $171.9 million, which expire at various times in varying amounts through 2011. However, due to the provisions of Section 382,
Section 1502 and certain other provisions of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of a portion of the NOLs will be limited. In addition, the Company is also subject to certain state income tax laws which may also limit the utilization of NOLs for state income tax purposes.

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

Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of December 31, 1996, the Company had current assets of $449.2 million, including $392.5 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $87.6 million, providing working capital of $361.6 million. The Company invests excess funds in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's investment objectives are safety, liquidity and yield, in that order.

 Cash Used By Operating Activities

     The Company's operating activities used $7.5 million, $43.0 million and $47.4 million in fiscal 1994, 1995 and 1996, respectively, and $5.6 million and $8.6 million for the three months ended December 31, 1995 and 1996, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation, deferred interest expense, preferred dividends on subsidiary preferred stock and changes in working capital items.

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes the development, construction and expansion of its Telecom Services business. Consequently, it does not anticipate that cash provided by operations will be sufficient to fund future expansion of existing networks or the construction and acquisition of new networks in the near term.

Cash Used By Investing Activities

     Cash used by investing activities was $51.5 million, $71.3 million and $131.2 million (net of $21.6 million received in connection with the sale of certain satellite equipment, including four teleports) in fiscal 1994, 1995 and 1996, respectively, and $24.2 million (net of $21.1 million received in connection with the aforementioned sale) and $82.3 million for the three months ended December 31, 1995 and 1996, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $43.2 million, $49.8 million and $120.1 million for fiscal 1994, 1995 and 1996, respectively, and $25.8 million and $58.8 million for the three months ended December 31, 1995 and 1996, respectively. The Company will continue to use cash in 1997 for the construction of new networks and the expansion of existing networks. The Company acquired assets under capital leases and through the issuance of debt or warrants of $11.7 million, $38.7 million and $55.0 million in fiscal 1994, 1995 and 1996, respectively, and $0.1 million and $19.5 million for the three months ended December 31, 1995 and 1996, respectively. The majority of assets acquired under capital leases and through the issuance of debt during fiscal 1995 was for the purchase and installation of 12 of the Company's 15 high capacity digital switches (one of which is located in Phoenix and will be operational through April 1997, after which it will be relocated). Assets acquired during the year ended September 30, 1996 under capital leases primarily consisted of fiber optic networks included in the Company's agreement with Southern California Edison Company ("SCE"). The Company is required to make capital lease payments of $31.6 million, $15.6 million, $13.9 million, $14.3 million and $17.4 million during 1997, 1998, 1999, 2000 and
2001, respectively, and $107.5 million thereafter. The Company expects to make investments of approximately $24.2 million in 1997 in its joint venture with CSW and estimates making additional investments therein of approximately $25.5 million through 2002. The Company is obligated to purchase all of the shares of MTN (at fair value) that are owned by the other shareholder of MTN, if MTN has not completed a public offering by January 3, 1998.

 Cash Provided (Used) By Financing Activities

     Financing activities provided $49.4 million, $377.8 million and $360.2 million in fiscal 1994, 1995 and 1996, respectively, and used $8.4 million and $0.2 million in the three months ended December 31, 1995 and 1996, respectively. The funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses were obtained through public and private offerings of Holdings-Canada common shares, the 12 1/2% Notes and 14 1/4% Preferred Stock, units (the "Units") consisting of the 13 1/2% Notes and warrants (the "Unit Warrants"), the Redeemable Preferred Stock, 8% Convertible Subordinated Notes and 7% Convertible Subordinated Notes (together the "Convertible Subordinated Notes") and Convertible Preferred Shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities.

     As of December 31, 1996, an aggregate of approximately $92.8 million of capitalized lease obligations was due prior to December 31, 2001 and an aggregate accreted value of approximately $685.8 million was outstanding under the 12 1/2% Notes and 13 1/2% Notes. The 12 1/2% Notes require payments of interest to be made in cash commencing on November 1, 2001 and mature on May 1, 2006. The 13 1/2% Notes require payments of interest to be made in cash commencing on March 15, 2001 and mature on September 15, 2005. In addition, the 14 1/4% Preferred Stock requires payment of dividends to be made in cash commencing August 1, 2001. As of December 31, 1996, the Company had $6.5 million of other indebtedness that matures prior to December 31, 2001. The Company may also have additional payment obligations prior to such time, the amount of which cannot presently be determined. See notes 3, 8, 10 and 14 to the Consolidated Financial Statements. The Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and early 1998. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing it indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capitalized leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, the 14 1/4% Preferred Stock, would be adversely affected.

Capital Expenditures

     The Company expects to continue to generate negative cash flow from operating activities while it emphasizes development, construction and expansion of its business and until the Company establishes a sufficient revenue-generating customer base. The Company's capital expenditures (including asset acquired under capital leases and through the issuance of debt) were $54.9 million, $88.5 million and $175.1 million in fiscal 1994, 1995 and 1996, respectively, and $25.9 million and $78.2 million for the three months ended December 31, 1995 and 1996, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $250.0 million and $240.0 million during 1997 and 1998, respectively, and continued significant capital expenditures thereafter. To facilitate the expansion of its switched services strategy and entrance into data communications, the Company has entered into equipment purchase agreements with various vendors under which the Company must purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

General

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisitions. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flow.

     In view of the anticipated negative cash flow from operating activities, the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand its Telecom Services business as currently planned and to fund its operating deficits through 1997 and early 1998. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capitalized leases and other financing arrangements. The Company may require additional amounts of equity capital in the near term. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

     The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect of the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings until the Company establishes a sufficient revenue generating customer base could have a material adverse effect on the Company's liquidity.

Accounting Changes

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

         As required by generally accepted accounting principles, the Company has reflected the effects of the change in accounting as if such change had been adopted as of October 1, 1995. The Company's results for fiscal 1996 include a charge of $3.5 million ($0.13 per share) relating to the cumulative effect of this change in accounting as of October 1, 1995. The effect of this change in accounting was not significant for fiscal 1996. If the new revenue recognition method had been applied retroactively, Telecom Services revenue would have decreased by $0.5 million and $0.7 million for fiscal 1994 and 1995, respectively. See the Company's Consolidated Financial Statements and the related notes thereto contained elsewhere in this Transition Report.

         In addition, the Company has shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives have been made on a prospective basis, beginning January 1, 1996. This change in estimate increased depreciation expense during fiscal year 1996 by approximately $7.0 million ($0.26 per share). The change would have had an estimated annual effect of approximately $9.0 million had the change been in effect for the entire year. Deferred tax liability has been adjusted for the effect of this change in estimated depreciable lives, which resulted in an income tax benefit of $5.3 million in fiscal 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company appear on page F-1 of this Transition Report. The financial statement schedule required under Regulation S-X is filed pursuant to Item 14 of this Transition Report, and appears on page S-1 of this Transition Report.

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

        There are  currently  four  committees of the Board of Directors of ICG:
Executive Committee, Audit Committee, Compensation Committee and Stock Option Committee. The Executive Committee provides Board oversight for the operations of the Company between Board meetings. The Audit Committee reviews the services provided by the Company's independent auditors, consults with the independent auditors on audits and proposed audits of the Company, reviews certain filings with the Securities and Exchange Commission and various internal auditing procedures and the adequacy of internal controls. The Compensation Committee determines compensation for most executives and reviews transactions, if any, with affiliates. The Stock Option Committee determines stock option awards. The officers of ICG are elected by the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation or removal.

         Set forth below are the names, ages and positions of Directors and executive officers of ICG.

Name                                Age       Position
---------------------------------- ------ --------------------------------------
William J. Laggett(3)(4)(5)(6)(7)   66     Chairman of the Board of Directors
J. Shelby Bryan (3)(4)(5)(6)        50     President, Chief Executive Officer
                                           and Director
Douglas I. Falk                     47     Executive Vice President-Satellite
                                           and President of ICG
                                           Satellite Services, Inc.
James D. Grenfell                   44     Executive Vice President, Chief
                                           Financial Officer and Treasurer
Mark S. Helwege                     46     Executive Vice President-Network and
                                           President of FOTI
Marc E. Maassen                     45     Executive Vice President
William J. Maxwell                  54     Executive Vice President-Telecom and
                                           President of ICG Telecom Group, Inc.
Harry R. Herbst (1)(4)(7)           45     Director
Stan McLelland(2)(5)(7)             51     Director
Jay E. Ricks (1)(5)(6)              64     Director
Leontis Teryazos (2)(7)             54     Director


(1)     Term expires at annual meeting of stockholders in 1997.

(2)     Term expires at annual meeting of stockholders in 1998.

(3)     Term expires at annual meeting of stockholders in 1999.

(4)     Member of Audit Committee.

(5)     Member of Compensation Committee.

(6)     Member of Executive Committee.

(7)     Member of Stock Option Committee.

Executive Officers of ICG

William J. Laggett has been Chairman of the Board of Directors since June 1995 and a Director since January 1995. Mr. Laggett was the President of Centel Cellular Company from 1988 until his retirement in 1993. From 1970 to 1988, Mr. Laggett held a variety of management positions with Centel Corporation, including Group Vice President-Products Group, President-Centel Services, and Senior Vice President-Centel Corporation. Prior to joining Centel, Mr. Laggett worked for New York Telephone Company .

J. Shelby Bryan was appointed President, Chief Executive Officer and a Director in May 1995. He has 17 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A. ("Millicom"), a publicly owned corporation providing international cellular service, served as it President and Chief Executive Officer from 1985 to 1994 and has served as a Director through the present.

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

Marc E. Maassen has been Executive Vice President since August 1996. Prior to this position, Mr. Maassen was Executive Vice President - Network of ICG beginning in October 1995, and President of Fiber Optic Technologies, Inc. in April 1995. Mr. Maassen joined the Company in 1991 as Vice President of Sales and Marketing. Prior to joining the Company, Mr. Maassen held senior sales management positions at TelWatch, Inc., an integrated network management software company. Mr. Maassen previously worked for First Interstate as Director of Telecom and for AT&T Information Systems as an Account Executive and U S WEST as a Major Accounts Manager.

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

Directors of  ICG

Harry R. Herbst has been a Director since October 1995 and has been Vice President of Finance and Strategic Planning of Gulf Canada Resources Ltd. since November 1995 and Vice President and Treasurer of Gulf Canada Resources Ltd. from January to November 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Coopers & Lybrand.

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

Jay E. Ricks has been a Director since March 1993. Mr. Ricks is Chairman of Douglas Communications Corp. ("DCC"), a privately held cable television company. Mr. Ricks is a director of Data Transmission Network Corporation, a publicly owned data distribution company and a director of the licensee of KBTX-TV in Bryan, Texas, and KWTX-TV in Waco, Texas. Mr. Ricks is also a director and shareholder of SkyConnect, Inc. Mr. Ricks specialized in the communications law practice with the Washington, D.C. law firm of Hogan & Hartson from 1962 until 1990.

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

Holdings-Canada

    The Directors of Holdings-Canada are:

                 William J. Laggett (Chairman)
                 J. Shelby Bryan
                 Harry R. Herbst
                 Jay E. Ricks
                 Gregory C.K. Smith
                 Leontis Teryazos

    The executive officers of Holdings-Canada are:

                 J. Shelby Bryan - President and Chief Executive Officer
                 Douglas I. Falk - Executive Vice President - Satellite
                 James D. Grenfell - Executive Vice President, CFO and Treasurer Mark S. Helwege - Executive Vice President - Network
                 Marc E. Maassen - Executive Vice President
                 William J. Maxwell - Executive Vice President - Telecom


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

Holdings

    The Directors of Holdings are:

                 J. Shelby Bryan
                 James D. Grenfell
                 Mark S. Helwege
                 William J. Maxwell

    The executive officers of Holdings are:

                 J. Shelby Bryan - President and Chief Executive Officer
                 Douglas I. Falk - Executive Vice President - Satellite
                 James D. Grenfell - Executive Vice President, CFO and Treasurer Mark S. Helwege - Executive Vice President - Network
                 Marc E. Maassen - Executive Vice President
                 William J. Maxwell - Executive Vice President - Telecom

Compliance With Section 16(a)of the Exchange Act

         The following table lists the Directors, officers, beneficial owners of more than 10% of the outstanding Common Stock (each a "Reporting Person") that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, the number of late reports, the number of transactions that were not reported on a timely basis, and any known failure to file a required Form by each Reporting Person.

                                                              Known Failures
Reporting Person          Late Reports      Transactions     to File Required
                                         Untimely Reported        Forms
------------------------ --------------  ------------------ --------------------
William W. Becker (1)     2 (Form 4)         14                   3
Harry R. Herbst           1 (Form 4)          1                  None
William J. Laggett        1 (Form 4)          1                  None
Marc E. Maassen           1 (Form 4)          1                  None
Jay E.  Ricks             2 (Form 4)          2                  None
Robert Swenarchuk (1)     1 (Form 4)          1                  None
----------

(1)      Former Director.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

         ICG compensates its non-employee directors $250 for telephonic meetings and $2,500 for each directors' meeting or committee meeting attended, plus reimbursement of expenses. In addition, the Chairman of the Board receives an annual fee of $80,000 payable in quarterly installments. In fiscal 1996, all non-employee directors of ICG were granted options to purchase 20,000 shares of Common Stock under ICG's 1996 Stock Option Plan, and during the stub period from October 1, 1996 through December 31, 1996, all non-employee directors of ICG were granted options to purchase 5,000 shares of Common Stock under such Plan. On January 1, 1997, all non-employee directors of ICG were granted options to purchase 20,000 shares of Common Stock under ICG's 1996 Stock Option Plan, which will vest as to 5,000 shares at the end of each fiscal quarter. All non-employee directors are given the option to receive shares of ICG Common Stock in lieu of their cash fees.

Compensation Committee Interlocks and Insider Participation

          The Compensation Committee presently consists of J. Shelby Bryan, the President and Chief Executive Officer, William J. Laggett, the Chairman of the Board of Directors, Stan McLelland, Director, and Jay E. Ricks, Director.

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

                           Summary Compensation Table


                                   Annual Compensation                Long-term
----------------------    -------  -------------------- ------------Compensation
                                                                     Securities
Name and Principal        Fiscal    Salary      Bonus  Other Annual  Underlying
   Position                Year      ($)         ($)  Compensation    Options
---------------------     --------  ----------- ------- ----------- ------------
J. Shelby Bryan             1996    221,196 (1)      -  35,491 (2)      450,000
President and Chief         1995     30,728          -       -        1,550,000
Executive Officer           1994          -          -       -                -

James D. Grenfell           1996    148,526     46,665 138,435 (4)       50,000
Executive Vice President,   1995          -          -       -                -
CFO and Treasurer           1994          -          -       -                -

Marc E. Maassen             1996    147,092     22,500  25,341 (6)       40,000
Executive Vice President    1995    131,933     60,000   9,291 (3)       15,000
                            1994    105,100     23,375   6,290 (3)            -

William J. Maxwell          1996    222,917    117,160  18,632 (7)       75,000
Executive Vice              1995    205,475     75,000   8,288 (3)       75,000
President-Telecom and       1994    179,850    100,000   9,250 (3)            -
President ICG Telecom Group,
Inc.

John R. Evans(8)            1996     33,205          - 361,311 (9)            -
Former Vice President,      1995    169,850     43,750  12,008 (3)       40,000
Treasurer and CFO           1994    121,600     70,000   9,240 (3)            -

John D. Field (10)          1996    295,000     50,000  27,857(11)       75,000
Former Executive Vice       1995     66,667    110,000   3,000 (3)            -
President and Secretary     1994          -          -       -                -


(1) Consists of $221,196 earned pursuant to the compensation formula in Mr. Bryan's employment agreement.

(2) Consists of $25,991 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $9,500.

(3)  Consists of ICG's contributions to 401(k) Defined Contribution Plan.

(4) Consists of relocation expenses in the amount of $117,295, car allowance of $11,640 and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $9,500.

(5)  Consists   of   compensation   earned   as  the   former   Executive   Vice
     President-Network, President of FOTI and former Vice President of Mergers and Acquisitions of ICG.

(6) Consists of $16,428 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $8,913.

(7) Consists of $9,200 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $9,432.

(8) Mr. Evans is the former Vice President, Treasurer and Chief Financial Officer of Holdings-Canada, whose employment terminated in November 1995.

(9) Consists of $600 for car allowance, $8,401 accrued vacation, $350,000 severance payment and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $2,310.

(10) Mr. Field is the former Executive Vice President and Secretary of ICG, Holdings-Canada and Holdings, whose employment terminated in November 1996.

(11) Consists of $15,586 for car allowance and ICG's contributions to 401(k) Defined Contribution Plan in the amount of $12,271.


      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
                                 Option Values

         The following table provides information on options exercised during fiscal 1996 by the Named Officers and the value of such officers' unexercised options at the end of the last fiscal year:

               Number of Securities           Value of Unexercised In-the-
        Underlying Unexercised Options        Money Options at Fiscal Year
             at Fiscal Year End                     End(1) (2)
       --------------------------------      -------------------------------
         Number of Shares
          Acquired on     Value     Exercis-  Unexercis-  Exercis-  Unexercis-
Name         Exercise    Realized     able       able       able        able
--------- ------------ ----------- ---------- ---------   --------  ----------
J. Shelby
 Bryan             -    $       -  1,220,000  780,000  $15,936,250   $9,260,625
James D.
 Grenfell          -            -          0   50,000            0      550,000
Marc E.
 Maassen      11,000      246,174     21,000   54,000      176,190      557,460
William J.
 Maxwell           -            -    197,000  153,000    2,433,790    1,483,260
John R.
 Evans        64,000      200,173          0        0            0            0
John D.
 Field             -            -          0   28,750            0      316,250


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


                      Option/SAR Grants in Last Fiscal Year

The following table provides information on option grants during fiscal 1996 to the Named Officers:

                                                             Potential Realized
                                                              Value at Assumed
                                                              Annual Rates of
                                                                Stock Price
                                                              Appreciation
             Individual Grants                                for Option Term
         -----------------------                            -------------------
                           Percent
                           of Total
             Number of     Options
             Securities    Granted to   Exercise
             Underlying    Employees in  Price  Expiration
Name      Options Granted  Fiscal Year  ($/sh)    Date       5% ($)   10% ($)
---------- --------------- ------------ -------- ---------- --------- --------
J. Shelby
 Bryan       450,000        33.9       $10.00   11/13/2005 $2,830,500 $7,173,000
James D.
 Grenfell     50,000         3.8        10.00   11/13/2005    314,500    797,000
Marc E.
 Maassen      40,000         3.0        10.00   11/13/2005    251,600    637,600
William J.
 Maxwell      75,000         5.7        10.00   11/13/2005    471,750  1,195,500
John R.
 Evans             0           -            -            -          -          -
John D.
 Field        75,000 (1)     5.7        10.00   11/13/2005    471,750  1,195,500


(1) 46,250 options have been canceled as a result of Mr. Field's resignation on November 5, 1996.

Executive Employment Contracts

     The Company has employment agreements with Messrs. J. Shelby Bryan, Douglas
I. Falk, James D. Grenfell, Mark S. Helwege and William J. Maxwell.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 31, 1997, the number of shares of Common Stock of ICG owned by (i) each Named Officer and Director, (ii) all executive officers and Directors as a group, and (iii) each person who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of Common Stock. The persons named in the table below have sole voting and investment power with respect to all of the shares of Common Stock owned by them, unless otherwise noted.

                                          Amount/Nature of
Name and Address of Beneficial Owner     Beneficial Ownership        Percent (1)
-------------------------------------- --------------------- -----------------
Montgomery Asset Management, L.P.       3,148,328                       10.1%
101 California Street
San Francisco, CA 94111

Franklin Advisers, Inc.                  2,436,500 (2)                   7.8%
777 Mariners Island Boulevard
San Mateo, CA 94404

LGT Asset Management, Inc.              2,055,100 (3)                    6.6%
50 California Street
San Francisco, CA 94111

William W. Becker                       1,837,198 (2)                   5.9%
West Bay Road
Georgetown, Cayman Island

Denver Investment Advisors, LLC         1,784,700                       5.7%
1225 17th Street, 26th Floor
Denver, CO 80202

Ardsley Advisory Partners               1,630,000 (5)                   5.2%
646 Steamboat Road
Greenwich, CT 06836

Morgan Stanley Group Inc.               1,621,651 (6)                    5.2%
1585 Broadway
New York, NY 10036

Peter Wightman                          1,592,200 (7)                    5.1%
19 Vectis Court
Southampton, U.K. S01 7LY

William J. Laggett                         55,297 (8)                      *
Chairman of the Board of Directors
of ICG

J. Shelby Bryan                         1,665,470 (9)                    5.3%
President, Chief Executive Officer and
Director of ICG, Holdings-Canada and
Holdings

Douglas I. Falk                               475                          *
Executive Vice President-Satellite of ICG,
Holdings-Canada and Holdings, and President
of ICG Satellite Services

James D. Grenfell                          12,846 (10)                      *
Executive Vice President, Chief Financial
Officer and Treasurer of ICG, Holdings-Canada
and Holdings, and Director of
Holdings

Mark S. Helwege                                 0                          *
Executive Vice President-Network of ICG,
Holdings-Canada and Holdings,
President of FOTI and
Director of Holdings

                                        Amount/Nature of
Name and Adress of Beneficial Owner    Beneficial Ownership        Percent (1)
--------------------------------------------------------------------------------

Marc E. Maassen                            33,626 (11)                    *
Executive Vice President of ICG,
Holdings-Canada and Holdings

William J. Maxwell                        240,987 (9)                     *
Executive Vice President-Telecom
of ICG, Holdings-Canada, and Holdings,
President of ICG Telecom Group, Inc.
and Director of Holdings

Harry R. Herbst                           30,934 (8)                      *
Director of ICG

Stan McLelland                             9,400(13)                      *
Director of ICG

Jay E. Ricks                              82,180(14)                      *
Director of ICG

Leontis Teryazos                          45,000 (8)                      *
Director of ICG

John R. Evans                                  0                          *
Former Vice President, Treasurer
and Chief Financial Officer of
Holdings-Canada

John D. Field                             19,750 (15)                     *
Former Executive Vice President and
Secretary of ICG,
Holdings-Canada and Holdings

All executive officers and Directors as
a group (11 persons)                   2,176,215 (16)                  7.0%

------------------
*Less than one percent of ICG's outstanding shares of Common Stock.


(1) Based on 31,270,523 issued and outstanding shares of Common Stock on January 31, 1997, plus shares of Common Stock which may be acquired by the person or group indicated pursuant to any options and warrants exercisable, or pursuant to any shares vesting under the Company's 401(k) Plan, within 60 days.

(2) Franklin Advisers, Inc. has reported on Schedule 13G that its parent holding company, Franklin Resources, Inc. ("FRI"), and Charles B. Johnson and Rupert H. Johnson, Jr., principal shareholders of FRI, benefically own the shares of Common Stock reflected in this table.

(3) LGT Asset Management, Inc. has reported on Schedule 13G that its subsidiaries, Chancellor LGT Asset Management, Inc.("CLAMI") and Chancellor LGT Trust Company ("CLTC"), beneficially own the shares of Common Stock reflected in this table and that CLAMI and CLTC have sole power to dispose or direct the disposition of, all of such shares.

(4) Includes 1,404,078 shares of Common Stock and options to purchase 433,120 shares of Common Stock held directly by William W. Becker.

(5) Ardsley Advisory Partners ("Ardsley") has reported on Schedule 13G that its managing partner, Philip J. Hempleman, beneficially owns the shares of Common Stock reflected in this table and that Ardsley and Mr Hempleman may be deemed to have the shares power to dispose or direct the disposition of,all of such shares.

(6) Includes 319,706 shares of Common Stock held by Morgan Stanley Group, Inc., 801,945 shares of Common Stock held by PG Investors Inc. ("PGI"), an affiliate of Morgan Stanley Group, Inc., and 500,000 shares of Common Stock which may be acquired by PGI pursuant to the exercise of outstanding warrants.

(7) Includes 1,300,000 shares of Common Stock held by Martin Holdings Ltd. of which Peter Wightman is chairman and sole shareholder, and 292,200 shares of Common Stock held by Hartford Holdings, Inc. Ltd., of which Mr. Wightman is also chairman and sole shareholder.

(8) Represents shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(9) Includes 2,000 shares of Common Stock held in Mr. Bryan's spouse's name for which Mr. Bryan disclaims beneficial ownership, 970 shares of Common Stock held by a 401(k) Plan pursuant to contribution of shares to the Plan by the Company and 1,662,500 shares of Common Stock which may be acquired pursuant to the exercise of outstanding options.

(10) Includes 346 shares of Common Stock held by a 401(k) Plan pursuant to contribution of shares to the Plan by the Company and 12,500 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(11) Includes 2,626 shares of Common Stock held by a 401(k) Plan pursuant to contribution of shares to the Plan by the Company and 31,000 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(12) Includes 17,000 shares of Common Stock held jointly with Mr. Maxwell's spouse, 3,800 shares of Common Stock held in Mr. Maxwell's spouse's name for which Mr. Maxwell disclaims beneficial ownership, 4,437 shares of Common Stock held by a 401(k) Plan pursuant to a contribution of shares of Common Stock to the Plan by the Company, and 215,750 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(13) Includes 5,000 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(14) Includes 2,000 shares of Common Stock held directly by Mr. Ricks and 80,180 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(15) Includes 1,000 shares of Common Stock held jointly with Mr. Field's spouse and 18,750 shares of Common Stock which may be acquired pursuant to the exercise of outstanding stock options.

(16) As a group,  executive  officers and Directors  beneficially  own 2,119,411
     shares  of  Common  Stock   through   stock  options  which  are  presently
     exercisable or which will become exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         To facilitate the acquisition of certain competitive access networks and satellite services businesses which held common carrier radio licenses subject to foreign ownership restrictions, the common carrier licenses used by the Company's teleports and the wireless competitive access networks are controlled by Teleport Transmissions Holdings Inc. ("TTH"), a corporation owned 33% each by U.S. Directors William Laggett and Jay Ricks, and a former Director. TTH's subsidiaries have given 15-year promissory notes to ICG to acquire FCC licenses. As a result of the Plan of Arrangement, the Company is reviewing the possibility of exercising its option to have the common carrier licenses transferred back to the Company. In the event that the Company meets the requirements imposed by the FCC, or receives appropriate waivers, upon completion of the transfer of the licenses the promissory notes will be canceled and TTH and its subsidiaries will be dissolved. In fiscal 1996 and the three months ended December 31, 1996, the Company paid or accrued $2.4 million and $0.6 million, respectively, to TTH's subsidiaries for common carrier services, and ICG received from TTH's subsidiaries $1.9 million and $0.4 million, respectively, as payments on the promissory notes, management services, equipment leases and technical support. In addition, $1.1 million of the note balances were canceled in fiscal 1996 due to the sale of the licenses in conjunction with the sale of four of the Company's teleports. See "Business-Regulation."

         Holdings-Canada and International Communications Consulting, Inc. ("ICC") have entered into a three-year consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 in exchange for approximately $4.2 million in consulting fees to be paid during the term of the agreement. During fiscal 1996 and the three months ended December 31, 1996, the Company paid $1.3 million and $0.3 million, respectively, related to this consulting agreement. William W. Becker is President and Chief Executive Officer of ICC.

         As part of a resolution and settlement of certain transactions in 1995 between the Company and the Becker Group of Companies (the "Becker Group"), a company founded by William W. Becker, a former Director of the Company, the Company was assigned a note receivable in the amount of $200,000, which had previously been advanced to John D. Field, a former executive officer of the Company, by the Becker Group. The note receivable is evidenced by a promissory note from Mr. Field to the Company payable on demand, which bears interest at a rate of 7% per annum. Interest is payable annually.

         In order to facilitate the relocation of William J. Maxwell, the Company advanced $200,000 to Mr. Maxwell in April 1994 pursuant to a promissory note payable on demand, which bears interest at a rate of 7% per annum.

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULE AND REPORT ON FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:
                                                                           Page
                                                                           -----
          Independent Auditors' Report                                     F-2
          Consolidated Balance Sheets, September 30, 1995 and 1996,
               and December 31,1996                                        F-3
          Consolidated Statements of Operations, Years Ended September
               30, 1994, 1995 and 1996, and the Three Months Ended
               December 31, 1995 (unaudited) and 1996                      F-5
          Consolidated  Statements of Stockholders' Equity (Deficit),
               Years Ended  September 30, 1994, 1995 and 1996, and the
               Three Months Ended December 31, 1996                        F-7
          Consolidated Statements of Cash Flows, Years Ended September
               30,  1994,  1995 and 1996,  and the Three  Months Ended
               December 31, 1995 (unaudited) and 1996                      F-9
          Notes to Consolidated Financial Statements, September 30,
               1995 and 1996, and December 31, 1996                        F-12

     (2)  Financial  Statement Schedule.  The following Financial Statement
          Schedule is submitted herewith:

          Independent Auditors' Report                                      S-2
          Schedule II: Valuation and Qualifying Accounts                    S-3

     (3)  List of Exhibits.

          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or SuccessionPlan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

             2.1: Plan of Arrangement under Section 192 of the Canada Business Corporations Act. [Incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of ICG Communications, Inc. (Commission File No. 333-4226)].

          (3)  Corporate Organization.

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

              10.10:Asset Purchase  Agreement dated November 18, 1993, between
                    Mtel Digital Services, Inc. and IntelCom Group Inc. [Incorporated by reference to Exhibit 3.30 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              10.11:Stock Purchase  Agreement dated November 18, 1993, between
                    IntelCom Group Inc., TDI, Pacific Telecom Inc., PTI Harbor Bay, Inc., Bay Area Teleport, Inc., and Upsouth Corporation [Incorporated by reference to Exhibit 3.31 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

              10.12:Agreement  and Plan of Merger  dated May 24, 1994,  by and among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc. and FiberCAP, Inc. [Incorporated by reference to Exhibit 10.69 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].


              10.13:Note Sale and Purchase  Agreement dated August 3, 1994, by and between IntelCom Group Inc., ICG Wireless Services, Inc., Noon Investments Ltd., Melco Investments Ltd. and Polera Overseas Inc. [Incorporated by reference to Exhibit
                    10.70 to the Registration

                    Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

              10.14:Agreement  and Plan of Merger dated July 22, 1994,  by and among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., DataCom Integrated Systems Corporation, Larry DiGioia and Richard Williams [Incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No. 33-76568, filed August 26, 1994].

              10.15:Share  Exchange  Agreement,  dated May 31,  1994,  between
                    IntelCom Group Inc. and Worldwide Condominium Developments, Inc. [Incorporated by reference to Exhibit 10.71 to the Registration Statement on Form S-1, Amendment No. 7 of IntelCom Group Inc., File No. 33-76568, filed October 17, 1994.]

              10.16:Incentive Stock Option Plan #2  [Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

              10.17:Form of Stock Option  Agreement for Incentive Stock Option
                    Plan #2 [Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

              10.18:Incentive Stock Option Plan #3  [Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

              10.19:Form of Stock Option  Agreement for Incentive Stock Option
                    Plan #3 [Incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

              10.20:1994 Employee Stock Option Plan [Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

              10.21:Form of Stock Option  Agreement  for 1994  Employee  Stock
                    Option Plan [Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8 of IntelCom Group Inc., File No. 33-86346, filed November 14, 1994].

              10.22:PEDTS  Acquisition  Note 1994-1,  dated April 29, 1994, by
                    Pacific & Eastern Digital Transmission Services, Inc. ("PEDTS") to IntelCom Group (U.S.A.), Inc. ("ICG"), in the amount of $2,928,591 [Incorporated by reference to Exhibit
                    10.27 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

              10.23:PEDTS  Acquisition  Note 1994-2,  dated April 29, 1994, by
                    PEDTS to ICG, in the amount of $1,230,475 [Incorporated by reference to Exhibit 10.28 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

              10.24:PEDTS  Acquisition  Note 1994-3,  dated April 29, 1994, by
                    PEDTS to ICG, in the amount of $932,239 [Incorporated by reference to Exhibit

                    10.29 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

              10.25:TTC Acquisition  Note, dated November 3, 1994, by Teleport
                    Transmission Holdings, Inc. to ICG, in the amount of $125,242.33 [Incorporated by reference to Exhibit 10.30 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1994].

              10.26:Agreement and Assignment, dated July 24, 1995, by Teleport
                    Transmission Holdings, Inc., IntelCom Group (U.S.A.), Inc., William W. Becker, Michael L. Glaser, William J. Laggett, Jay E. Ricks and Gary Bryson. [Incorporated by reference to
                    Exhibit 10.26 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].

              10.27:Employment  Agreement,  dated as of May 30, 1995,  between
                    IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.5 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.28:Stock Option Agreement,  dated as of May 30, 1995, between
                    IntelCom Group Inc. and J. Shelby Bryan [Incorporated by reference to Exhibit 10.6 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.29:Indemnification  Agreement,  dated  as of May  30,  1995,
                    between   IntelCom   Group   Inc.   and  J.   Shelby   Bryan
                    [Incorporated by reference to Exhibit 10.7 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.30:Letter  Agreement,  dated July 12, 1995,  between IntelCom
                    Group Inc. and Larry L. Becker [Incorporated by reference to
                    Exhibit 10.8 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.31:Agreement and General  Release,  made  effective  July 12,
                    1995, between IntelCom Group Inc. and Larry L. Becker [Incorporated by reference to Exhibit 10.9 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.32:Subscription and Exchange Agreement,  dated as of July 14,
                    1995, among IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., Princes Gate Investors, L.P., Acorn Partnership I, L.P., PGI Investments Limited, PGI Sweden AB, and Gregor von Opel [Incorporated by reference to Exhibit 10.4 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.33:Security  Agreement,  dated July 18, 1995,  from  IntelCom
                    Group (U.S.A.), Inc. as issuer, and the Grantors named therein, as grantors, to MS Group, as agent [Incorporated by reference to Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.34:Pledge Agreement, dated July 18, 1995, from IntelCom Group
                    Inc., as a pledgor, to MS Group, as agent [Incorporated by reference to Exhibit 10.2 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.35:Subsidiary  Guarantee,  dated  July  18,  1995,  from the persons set forth on the signature pages thereof, as guarantors, in favor of the purchasers to the Note Purchase Agreement referred to therein, and MS Group, as agent [Incorporated by reference to Exhibit 10.3 to Form 8-K of IntelCom Group Inc., as filed on August 2, 1995].

              10.36:Placement  Agreement,  dated as of August 3, 1995,  among
                    IntelCom Group Inc., IntelCom Group (U.S.A.), Inc., certain subsidiaries of IntelCom Group (U.S.A.), Inc. and Morgan Stanley & Co. Incorporated [Incorporated by reference to
                    Exhibit 10.1 to Form 8-K of IntelCom Group Inc., as filed on August 9, 1995.]

              10.37:Form of Exchange Agent  Agreement  between  IntelCom Group
                    (U.S.A.), Inc. and Norwest Banks [Incorporated by reference to Exhibit 10.11 to Registration Statement on Form S-4 of IntelCom Group (U.S.A.), Inc., File No. 33-96540].

              10.38:Employment Agreement between IntelCom Group Inc. and James
                    D. Grenfell, dated November 1, 1995. [Incorporated by reference to Exhibit 10.38 to IntelCom Group Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1995].

              10.39:Employment  Agreement  between  Fiber Optic  Technologies,
                    Inc. and Mark S. Helwege, dated July 8, 1996 [Incorporated by reference to Exhibit 10.39 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]

              10.40:Purchase and Sale Agreement, dated as of October 19, 1995, by and among ICG Wireless Services, Inc., IntelCom Group (U.S.A.), Inc., UpSouth Corporation and Vyvx, Inc. [Incorporated by reference to Exhibit 10.40 to IntelCom Group Inc.'s Annual Report on Form 10-K for the fiscal year ended September 30, 1995].

              10.41:Employment Agreement between ICG Satellite Services,  Inc.
                    and Douglas I. Falk, dated August 14, 1996 [Incorporated by reference to Exhibit 10.41 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]

              10.42:ICG  Communications,  Inc.,  401(k) Wrap  Around  Deferred
                    Compensation  Plan.  [Incorporated  by  reference to Exhibit
                    10.42 to ICG Communications, Inc.'s Annual Report on Form 10-K/A for the fiscal year ended September 30, 1996.]

              10.43:ICG  Communications,  Inc.  1996 Employee  Stock  Purchase
                    Plan.   [Incorporated   by  reference  to  the  Registration
                    Statement on Form S-8 of ICG Communications, Inc., File No. 33-14127, filed on October 14, 1996].

              10.44:Consulting Services Agreement, by and between IntelCom Group
                    Inc. and International Communications Consulting, Inc., effective January 1, 1996.

              10.45:Confidential  General Release and Convenant Not to Sue, by
                    and between ICG Communications, Inc. and John D. Field, dated November 5, 1996.

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

          (21) Subsidiaries of Registrant.

          (22) Published  Report  re  Matters  Submitted  to  Vote  of  Security
               Holders.
               Not Applicable

          (23) Consent.

               23.1: Consent of KPMG Peat Marwick LLP

          (24) Power of Attorney.
               Not Applicable

          (27) Financial Data Schedule.

          (99) Additional Exhibits.

               99.1:Report   by   the   FCC   on   Preliminary   Statistics   of
                    Communications Common Carriers (1993 Edition) (pp. 39-40) [Incorporated by reference to Exhibit 99.8 to the Registration Statement on Form S-1, Amendment No. 4 of IntelCom Group Inc., File No.33-76568,filed August 26, 1994].

               99.2:In re Expanded  Interconnection with Local Telephone Company
                    Facilities (Phases I & II) (FCC 1992) [Incorporated by reference to Exhibit 3.46 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

               99.3:In   re   Teleport   Transmission   Holdings,   (FCC   1993)
                    [Incorporated by reference to Exhibit 3.49 to IntelCom Group Inc.'s Annual Report on Form 20-F for the fiscal year ended September 30, 1993].

(B) Report on Form 8-K. The following report on Form 8-K was filed by the Registrants during the three months ended December 31, 1996:


         ICG Communications, Inc.:      Current Report on Form 8-K dated October
                                        25, 1996.

(C)      Exhibits. The exhibits required by this Item are listed under
         Item 14(A)(3).

(D) Financial Statement Schedule. The financial statement schedule required by this Item is listed under Item 14(A)(2).

                              FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Independent Auditors' Report .  . . . . . . . . . . . . . . . . . .         F-2

Consolidated Balance Sheets, September 30, 1995 and 1996,
  and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .         F-3

Consolidated Statements of Operations, Years Ended September 30,
  1994, 1995 and 1996, and the Three Months Ended December 31, 1995
  (unaudited) and 1996  . . . . . . . . . . . . . . . . . . . . . .         F-5

Consolidated Statements of Stockholders' Equity (Deficit), Years
  Ended September 30, 1994, 1995 and 1996, and
  the Three Months Ended December 31, 1996 . . . . . . . . . . . . .        F-7

Consolidated Statements of Cash Flows, Years Ended September 30,
  1994, 1995 and 1996, and the Three Months Ended December 31, 1995
  (unaudited) and 1996  . . . . . . . . . . . . . . . . . . . . . . .       F-9

Notes to Consolidated Financial Statements, September 30, 1995
  and 1996, and December 31, 1996 . . . . . . . . . . . . . . . . . .       F-12

                          Independent Auditors' Report




The Board of Directors and Stockholders
ICG Communications, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of September 30, 1995 and 1996, and December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1996, and the three-month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Communications, Inc. and subsidiaries as of September 30, 1995 and 1996, and December 31, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, and the three-month period ended December 31, 1996, in conformity with generally accepted accounting principles.

As explained in note 2 to the consolidated financial statements, during the year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.


                                                          KPMG Peat Marwick LLP


Denver, Colorado
February 21, 1997

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets
September 30, 1995 and 1996, and December 31, 1996

--------------------------------------------------------------------------------
                                       September 30,
                             ----------------- ---------------     December 31,
Assets                           1995               1996                1996
                             ------------   ------------------  ----------------
                                              (in thousands)
Current assets:
  Cash and cash equivalents      $  269,416         451,082             359,934
  Short-term investments                  -           6,832              32,601
  Receivables:
   Trade, net of allowance of
    $2,217, $2,509 and $2,515 at
    September 30, 1995 and 1996,
    and December 31, 1996,
    respectively                     23,483          34,818              41,131
   Revenue earned, but unbilled
   (note 2)                           7,046           4,062               6,053
   Joint venture and affiliate
   (note 3)                             732               -                   -
   Other (note 7)                     1,430           1,955               1,440
                                  -----------  --------------    ---------------
                                     32,691          40,835              48,624

  Inventory                           2,165           3,206               2,845
  Prepaid expenses and deposits       3,424           4,109               5,019
  Notes receivable, net (note 4)      1,761             263                 200
                                  -----------   --------------   ---------------

       Total current assets         309,457         506,327             449,223
                                 ------------  ---------------   ---------------

Property and equipment
 (notes 5, 8 and 9)                 228,609         383,435             460,477
Less accumulated depreciation
 (note 2)                           (26,605)        (47,298)            (56,545)
                                -------------  ---------------   ---------------
       Net property and
        equipment                   202,004         336,137             403,932
                                -------------  ---------------   ---------------

Investments (note 3)                  5,209           5,169               5,170
Long-term notes receivable,
  net (note 3)                        7,599           6,618                 623
Restricted cash (note 14)                 -          13,333              13,333
Other assets, net of accumulated
  amortization:
    Goodwill (note 3)                29,199          32,175              31,881
    Deferred financing costs         16,018          22,584              21,963
    Transmission and other licenses  10,792           8,611               8,526
    Other (note 6)                    3,275           8,397               9,482
                                -------------   -------------- -----------------
                                     59,284          71,767              71,852
                                -------------  --------------- -----------------
                                  $ 583,553         939,351             944,133
                                =============  =============== =================
                                                                     (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Balance Sheets, Continued

--------------------------------------------------------------
                                        September 30,
                                ------------------------------
Liabilities and Stockholders'                                    December 31,
Equity (Deficit)                      1995             1996          1996
                               --------------  -------------    --------------
                                              (in thousands)
Current liabilities:
  Accounts payable                 $ 14,712           19,071            24,813
  Accrued liabilities                18,346           32,810            37,309
  Line-of-credit payable
   (note 8)                           3,692                -                 -
  Current portion of long-term
    debt (note 8)                    14,454              795               817
  Current portion of capital
    lease obligations (notes 9
    and 14)                           9,164            7,487            24,683
                                -------------  -------------     -------------

       Total current liabilities     60,368           60,163            87,622

Long-term debt, net of discount,
  less current portion (note 8)     379,100          668,989           690,358
Capital lease obligations, less
  current portion (note 9)           26,435           70,838            71,146
Deferred income taxes (note 15)       5,702                -                 -
Share of losses of joint venture
  in excess of investment (note 3)    1,037            2,851                 -
                                ------------- --------------  -----------------

        Total liabilities           472,642          802,841           849,126
                                ------------- --------------- -----------------

Minority interests                    4,040            2,780             1,967

Redeemable preferred stock
  of subsidiary ($30.5 million,
  $159.1 million and $164.8
  million liquidation value at
  September 30, 1995 and 1996,
  and December 31, 1996,
  respectively)(notes 8 and 10)      14,986          153,318           159,120
Convertible Series B Preferred
  Stock of subsidiary (note 11)       9,350                -                 -

Stockholders' equity (deficit):
  Common stock (notes 1, 2
  and 12)                           190,753          275,355           278,686
  Additional paid-in capital         26,492           23,874            23,874
  Accumulated deficit              (134,710)        (318,817)         (368,640)
                               --------------  --------------   ---------------

        Total stockholders'
        equity (deficit)             82,535          (19,588)          (66,080)
                               --------------  ---------------  ---------------

Commitments and contingencies
  (notes 3, 7, 8, 9, 10  and 14)
                                  $ 583,553          939,351           944,133
                               ==============  ==============  ================

          See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended September 30, 1994, 1995 and 1996, and the Three Months Ended December 31, 1995 (unaudited) and 1996

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                 Years ended September 30,                   December 31,
                                                       ----------------------------------------------------------------------------
                                                             1994           1995            1996        1995            1996
                                                       --------------- -------------- --------------- ------------  ---------------
                                                                                                      (unaudited)
                                                                          (in thousands, except per share data)
 Revenue:
       Telecom services (note 2)                       $     14,854         32,330         87,681         13,513       34,787
       Network services (note 17)                            36,019         58,778         60,116         15,718       15,981
       Satellite services (note 13)                           8,121         20,502         21,297          6,168        6,188
       Other                                                    118              -              -              -            -
                                                       --------------- --------------- ------------ --------------- -------------
          Total revenue                                      59,112        111,610        169,094         35,399       56,956
                                                       --------------- -------------- ------------- --------------- -------------
  Operating costs and expenses:
       Operating costs                                       38,165         78,846        135,253         27,110       49,929
       Selling, general and administrative expenses          28,015         62,954         76,725         18,628       24,253
       Depreciation and amortization (note 2)                 8,198         16,624         30,368          4,919        9,825
                                                       --------------- -------------- ------------- ---------------- -------------
          Total operating costs and expenses                 74,378        158,424        242,346         50,657       84,007

          Operating loss                                    (15,266)       (46,814)       (73,252)       (15,258)     (27,051)
  Other income (expense):
       Interest expense                                      (8,481)       (24,368)       (85,714)       (15,215)     (24,454)
       Interest income                                        1,788          4,162         19,300          3,750        5,962
       Share of losses of joint venture and investment       (1,481)          (741)        (1,814)          (228)           -
       Provision for impairment of goodwill,
         investment and notes receivable (notes 3
         and 4)                                                   -         (7,000)        (9,917)             -            -
       Other, net (note 3)                                     (863)          (764)        (9,082)        (1,023)         708
                                                       -------------- --------------- -------------- --------------- -------------
                                                             (9,037)       (28,711)       (87,227)       (12,716)     (17,784)
                                                       --------------- -------------- -------------- --------------- -------------
  Loss before minority interest, income taxes and
        cumulative effect of change in accounting           (24,303)       (75,525)       (160,479)      (27,974)     (44,835)
  Minority interest in share of losses, net of
       accretion and preferred dividends on subsidiary
       preferred stock (notes 10 and 11)                        435         (1,123)        (25,306)       (3,215)      (4,988)
                                                       --------------- -------------- --------------- -------------- -------------
  Loss before income taxes and cumulative effect
  of change in accounting                                   (23,868)       (76,648)       (185,785)      (31,189)     (49,823)
  Income tax benefit (note 15)                                    -              -           5,131             -            -
                                                       --------------  -------------- --------------- -------------- -------------
  Loss before cumulative effect of change in accounting     (23,868)       (76,648)       (180,654)      (31,189)     (49,823)
      Cumulative effect of change in accounting for
         revenue from long-term telecom services
         contracts (note 2)                                       -              -          (3,453)       (3,453)           -
                                                       --------------- -------------- -------------- -------------- -------------
          Net loss                                     $    (23,868)       (76,648)       (184,107)      (34,642)     (49,823)
                                                       =============== ============== ============== ============== =============
                                                                                                                   (Continued)

  ICG COMMUNICATIONS, INC.
  AND SUBSIDIARIES

  Consolidated Statements of Operations, Continued

  -------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                                 Years ended September 30,                  December 31,
                                                       --------------------------------------------------------------------------
                                                            1994           1995            1996          1995           1996
                                                       --------------- -------------- -----------  ------------------ ------------
                                                                                                      (unaudited)
                                                                         (in thousands, except per share data)
  Loss per share (note 2):
       Loss before cumulative effect of change in
        accounting                                     $       (1.56)        (3.25)     (6.70)           (1.24)          (1.56)

       Cumulative effect of change in accounting                   -             -      (0.13)           (0.14)              -
                                                                   -
                                                       --------------  ------------  -----------    ------------    -------------
       Loss per share                                  $       (1.56)        (3.25)     (6.83)           (1.38)          (1.56)
                                                       ==============  ============ ============    ==============  =============
       Weighted average number of shares outstanding          15,342        23,604     26,955           25,139          31,840
                                                       ==============  ============ ============   ==============  ==============
  Pro forma amounts before cumulative effects of
       change in accounting assuming the new method
       of accounting for revenue from long-term
       telecom services contracts is applied
       retroactively:
  Telecom services revenue                             $     14,395         31,617     87,681          13,513          34,787
  Total revenue                                              58,653        110,897    169,094          35,399          56,956
  Operating loss                                            (15,725)       (47,527)   (73,252)        (15,258)        (27,051)
  Net loss                                                  (24,327)       (77,361)  (180,654)        (31,189)        (49,823)
  Loss per share
                                                              (1.59)         (3.28)     (6.70)          (1.24)          (1.56)


                                            See accompanying notes to consolidated financial statements.
                                                                               F-6

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended  September  30, 1994,  1995 and 1996,  and the Three Months
Ended December 31, 1996


--------------------------------------------------------------------- -------------------------------------------------------------
                                                                                  Additional                              Total
                                                         Common stock              paid-in         Accumulated        stockholders'
                                                    Shares           Amount        capital          deficit              equity
                                                                                                                        (deficit)
                                                ------------    -------------    -------------    -------------     --------------
                                                                               (in thousands)
Balances at October 1, 1993                          13,868      $    56,201              200          (21,648)          34,753

Private placement offering costs                          -              (89)               -                -              (89)
Shares issued for cash-exercise of options
  and warrants (note 12)                                737            4,539                -                -            4,539
Shares issued as repayment of debt and
  related accrued interest (note 8)                     110              883                -                -              883
Shares issued in connection with business
  combination (note 3)                                1,485           23,537                -                -           23,537
Shares issued in exchange for notes
  receivable (note 3)                                   256            3,050                -                -            3,050
Shares issued as contribution to 401(k)
  plan (note 16)                                         20              257                -                -              257
Warrants issued in connection with
  acquisition of equipment                                -                -              982                -              982
Issuance of bonus and penalty shares (note 12)          197                -                -                -                -
Acquisition of minority interest of
 ICG Holdings, Inc. (note 7)                            374            7,228              107          (12,449)          (5,114)
Change in foreign currency translation adjustment         -                -                -              (59)             (59)
Compensation expense related to issuance of common
  stock options                                           -                -              911                -              911
          Net loss                                        -                -                -          (23,868)         (23,868)
                                                  -------------    -------------    -------------    -------------  ---------------
Balances at September 30, 1994                       17,047           95,606            2,200          (58,024)          39,782
Shares issued for cash (note 12):
   Public offering and private placements             6,312           84,498                -                -           84,498
   Public offering and private placement costs            -           (6,162)               -                -           (6,162)
   Exercise of options and warrants                     338            1,471                -                -            1,471
Shares issued as repayment of debt and related
  accrued interest (note 8)                             683            9,482                -                -            9,482
Shares issued in connection with business
  combinations (note 3)                                 130            1,737                -                -            1,737
Conversion of ICG Holdings (Canada), Inc.
  preferred shares (note 11)                            302            2,000                -                -            2,000
Shares issued as contribution to 401(k) plan
  (note 16)                                              38              490                -                -              490
Warrants issued in connection with offerings
  (notes 8, 10 and 12)                                    -                -           24,134                -           24,134
Change in foreign currency translation adjustment         -                -                -              (38)             (38)
Compensation expense related to issuance of common
  stock options                                           -                -              158                -              158
Shares issued in exchange for investments and other     123            1,398                -                -            1,398
  assets
Shares issued as payment of trade payables               18              233                -                -              233
          Net loss                                        -                -                -          (76,648)         (76,648)
                                                  -------------    -------------    -------------    -------------      ----------
Balances at September 30, 1995                       24,991      $   190,753           26,492         (134,710)          82,535

                                                                           F-7

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
(Deficit), Continued

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Total
                                                                                     Additional                    stockholders'
                                                            Common stock              paid-in        Accumulated    equity
                                                       Shares           Amount        capital          deficit     (deficit)
                                                   -------------    -------------    -------------    ------------- ---------------
                                                                                            (in thousands)

Shares issued for cash-exercise of options and
  warrants                                             1,522      $    1,894                 -                -            1,894
Shares issued as repayment of debt and related
  accrued interest (note 8)                              130              687                -                -              687
Shares issued in connection with business
  combinations (note 3)                                   67              749                -                -              749
Conversion of ICG Holdings (Canada), Inc.
  preferred shares (note 11)                             496            3,780                -                -            3,780
Shares issued as contribution to 401(k)
  plan (note 16)                                          87            1,156                -                -            1,156
Shares issued upon conversion of subordinated
  notes (note 8)                                       4,413           76,336                -                -           76,336
Repurchase of warrants                                     -                -           (2,671)               -           (2,671)
Compensation expense related to issuance of
  common stock options                                     -                -               53                -               53
       Net loss                                            -                -                -         (184,107)        (184,107)
                                                  -------------    -------------    -------------    -------------    -------------
Balances at September 30, 1996                        31,703          275,355           23,874         (318,817)         (19,588)
Shares issued for cash-exercise of options
  and warrants                                           132            2,084                -                -            2,084
Shares issued in connection with business
  combination (note 3)                                    18              350                -                -              350
Shares issued as contribution to 401(k)
  plan (note 16)                                          19              480                -                -              480
Shares issued upon conversion of
  subordinated notes (note 8)                             23              417                -                -              417
            Net loss                                       -                -                -          (49,823)         (49,823)
                                                  -------------    -------------    -------------    -------------    -------------
          Balances at December 31, 1996               31,895      $   278,686           23,874         (368,640)         (66,080)
                                                  =============    =============    =============    =============    =============


                  See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended September 30, 1994, 1995 and 1996, and the Three Months Ended December 31, 1995 (unaudited) and 1996

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three months ended
                                                             Years ended September 30,                      December 31,
                                                    ---------------------------------------------   -----------------------------
                                                        1994           1995             1996            1995           1996
                                                    ------------- ----------------  -------------   -------------  --------------
                                                                                                    (unaudited)
                                                                                   (in thousands)
Cash flows from operating activities:
      Net loss
      Adjustments to reconcile net loss to net
      cash used by operating activities:              $ (23,868)         (76,648)      (184,107)        (34,642)       (49,823)
          Cumulative effect of change in accounting           -                -          3,453           3,453              -
          Share of losses of joint venture and
           investment                                     1,481              741          1,814             228              -
          Minority interest in share of (losses),
           net of accretion and non-cash preferred
           dividends on subsidiary preferred stock         (435)             656         24,279           2,188          4,988
          Depreciation and amortization                   8,198           16,624         30,368           4,919          9,825
          Compensation expense related to issuance
           of common stock options                          911              158             53              14              -
          Interest expense deferred and included
           in long-term debt and non-cash                 4,885           14,068         63,951          12,004         22,087
           interest expense
          Amortization of deferred financing costs
           included in interest expense                     615              989          2,573             527            612
          Write-off of deferred finance costs upon
           conversion or repayment of debt                    -                -          2,650               -              -
          Contribution to 401(k) plan
           through issuance of common shares                257              490          1,156             405            480
          Deferred income tax benefit                         -                -         (5,329)              -              -
          Provisions for impairment of goodwill,
           investment and notes receivable                    -            7,000          9,917               -              -
          Loss on sale of certain Satellite
           Services assets                                    -                -          1,124               -              -
          Gain on sale of interest in joint venture           -                -              -               -           (776)
      Decrease (increase) in operating assets,
        excluding the effects of business acquisitions,
        dispositions and non-cash transactions:
          Accounts receivable                           (13,208)          (6,092)       (13,293)         (3,742)        (7,789)
          Inventory                                         (84)            (447)        (1,200)           (272)           361
          Prepaid expenses and deposits                     317           (2,482)        (2,975)           (459)          (910)
      Increase in operating liabilities, excluding
        the effects of  business acquisitions,
        dispositions and non-cash transactions:
          Accounts payable and accrued liabilities       13,399            1,904         18,205           9,749         12,306
                                                   --------------  -------------   -------------  --------------  -------------
             Net cash used by operating activities    $  (7,532)         (43,039)       (47,361)         (5,628)        (8,639)
                                                   -------------- --------------   -------------  --------------   -------------
                                                                                                                    (Continued)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Three months ended
                                                                Years ended September 30,                    December 31,
                                                        -------------------------------------------   ---------------------------
                                                            1994            1995           1996           1995           1996
                                                        -------------  ---------------  -----------  ---------------   ----------
                                                                                                      (unaudited)
                                                                                                       (in thousands)
Cash flows from investing activities:
    Notes receivable                                    $   (5,249)           348            348        (1,263)            133
    Advances to affiliates                                       -         (2,184)          (109)          (15)              -
    Investment in and advances to joint venture             (1,185)        (5,452)        (4,308)            -              (1)
    Payments for business acquisitions, net of cash
     acquired                                               (1,811)        (8,168)        (8,441)            -               -
    Acquisition of property, equipment and other
     assets, net of dispositions                           (43,207)       (49,825)      (120,118)      (25,768)        (58,759)
    Purchase of short-term investments                           -              -         (6,832)       (4,979)        (25,769)
    Restricted cash                                              -              -        (13,333)      (13,333)              -
    Proceeds from the sale of certain Satellite
     Services assets                                             -              -         21,593        21,146               -
    Proceeds from sale of interest in joint venture              -              -              -             -           2,057
    Other investments                                            -         (6,061)             -             -               -
                                                        -------------  -------------   ------------  --------------  ------------
          Net cash used by investing activities            (51,452)       (71,342)      (131,200)      (24,212)        (82,339)
                                                        -------------  -------------   ------------  --------------  ------------
Cash flows from financing activities:
    Issuance of common shares for cash                           -         84,498              -             -               -
    Issuance of preferred shares of subsidiary for cash          -         16,000              -             -               -
    Issuance of redeemable preferred stock of subsidiary         -         28,800        144,000             -               -
    Offering costs related to common and
       preferred stock offerings                                 -         (5,565)             -             -               -
    Redemption of preferred shares                               -         (3,800)        (5,570)       (5,570)              -
    Repurchase of redeemable preferred stock of
     subsidiary and payment of accrued dividend                  -              -        (32,629)            -               -
    Repurchase of redeemable warrants                            -              -         (2,671)            -               -
    Proceeds from exercise of stock options and warrants     4,539          1,471          1,894           101           2,084
    Proceeds from advances from related parties              3,334              -              -             -               -
    Payments on advances from related parties               (7,744)             -              -             -               -
    Principal payments on capital lease obligations         (1,264)        (6,271)       (12,304)       (2,991)         (1,975)
    Proceeds from issuance of short-term debt                    -              -         17,500        17,500               -
    Principal payments on short-term debt                        -              -        (21,192)       (3,692)              -
    Proceeds from issuance of long-term debt                57,340        305,613        300,034             -               -
    Principal payments on long-term debt                    (4,144)       (29,333)       (16,920)      (13,761)           (279)
    Deferred debt issuance costs                            (2,633)       (13,641)       (11,915)            -               -
                                                           ----------  -------------   ------------  --------------  ------------
          Net cash provided (used) by financing activities  49,428        377,772        360,227        (8,413)           (170)
                                                           ----------  -------------   ------------  --------------  ------------
          Net (decrease) increase in cash and cash
          equivalents                                       (9,556)       263,391        181,666       (38,253)        (91,148)
Cash and cash equivalents, beginning of period              15,581          6,025        269,416       269,416         451,082
                                                        -------------  -------------   -----------   -------------   ------------
Cash and cash equivalents, end of period                $    6,025        269,416        451,082       231,163         359,934
                                                        =============  =============   ============  ==============  ============
                                                                                                                    (Continued)

ICG COMMUNICATIONS, INC.
COMMUNICATIONS, INC.
AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Three months ended
                                                                  Years ended September 30,                    December 31,
                                                        -------------------------------------------   ----------------------------
                                                             1994           1995            1996           1995           1996
                                                        -------------   ------------   ------------   ------------   -------------
                                                                                                       (unaudited)
                                                                                     (in thousands)
Supplemental disclosure of cash flow information:
    Cash paid for interest                              $    2,981           9,311        19,190          2,684         1,755
                                                        =============   ============   ============   ============   =============
Supplemental schedule of non-cash financing and
   investing activities:
       Common shares issued in connection with
          business combinations, repayment of
          debt or conversion of liabilities to equity   $   31,647          11,452        77,772              -           350
                                                        =============   ============   ============   ============   =============
       Common shares issued in exchange for
          notes receivable, investments and other assets$    3,050           1,398             -              -             -
                                                        =============   ============   ============   ============   =============
       Assets acquired under capital leases and through
           the issuance of debt or warrants (note 14)   $   11,714          38,670        55,030             84        19,479
                                                        =============   ============   ============   ============   =============
       Liability related to business combination        $    8,746              -             -              -             -
                                                        =============   ============   ============   ============   =============
       Reclassification of investment in joint
          venture to long-term notes receivable         $        -           6,882             -              -            -
                                                        =============   ============   ============   ============   =============
       Conversion of notes receivable related to
          business combinations                         $        -           6,330             -              -            -
                                                        =============   ============   ============   ============   =============


                 See accompanying notes to consolidated financial statements.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to  Consolidated  Financial  Statements
September  30,  1995 and 1996, and December 31, 1996
----------------------------------------------------------------------------

(1)      Organization and Nature of Business

         ICG Communications, Inc. ("ICG"), a Delaware corporation, was incorporated on April 11, 1996, for the purpose of becoming the new publicly-traded U.S. parent company of ICG Holdings (Canada), Inc. ("Holdings-Canada"), a Canadian federal corporation (formerly known as IntelCom Group Inc.), ICG Holdings, Inc. ("Holdings"), a Colorado corporation (formerly known as IntelCom Group (U.S.A.), Inc.), and its subsidiaries (collectively, the "Company"). Pursuant to a Plan of Arrangement (the "Arrangement"), which was approved by Holdings-Canada shareholders on July 30, 1996, and by the Ontario Court of Justice on August 2, 1996, each shareholder of Holdings-Canada exchanged their common shares on a one-for-one basis for either (i) shares of $.01 par value common stock of ICG (the "Common Stock"), or (ii) Class A common shares of Holdings-Canada (which are exchangeable at any time on a one-for-one basis into shares of ICG Common Stock). On August 2, 1996, 28,795,132, or approximately 98%, of the total issued and outstanding common shares of Holdings-Canada were exchanged for an equal number of shares of Common Stock of ICG. In accordance with generally accepted accounting principles, the Arrangement was accounted for in a manner similar to a pooling of interests since ICG and Holdings-Canada had common shareholders, and the number of shares outstanding and the weighted average number of shares outstanding reflect the equivalent shares outstanding for the combined companies.

         The Company's principal business activity is telecommunications services, including Telecom Services, Network Services and Satellite Services. Telecom Services consists of the Company's competitive local exchange carrier ("CLEC") operations. CLECs seek to provide an alternative to the incumbent local exchange telephone company for a full range of telecommunications services. The Company's Telecom Services customers are primarily long distance carriers and resellers, as well as business end users. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services provides satellite voice and data services to major cruise ship lines, the commercial shipping industry, yachts, the U.S. Navy and offshore oil platforms.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)       Summary of Significant Accounting Policies

         (a)   Basis of Presentation

               The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and include the accounts of the Company and its majority and wholly owned subsidiaries. Financial information prior to the completion of the Arrangement on August 2, 1996, represents the financial position and results of operations of Holdings-Canada and Holdings, which are considered predecessor entities to ICG.

               In addition, the accompanying consolidated financial statements include the accounts of Teleport Transmission Holdings, Inc. ("TTH"), which holds certain transmission licenses acquired in connection with certain of the Company's business combinations in 1994. As of December 31, 1996, TTH is owned one-third each by two U.S. directors and one former director. TTH's financial statements have been consolidated with the financial statements of the Company due to common ownership and control.

               All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)   Change in Fiscal Year End

               The Company has elected to change its fiscal year end to December 31 from September 30, effective January 1, 1997. References to fiscal 1996 relate to the year ended September 30, 1996.

               Unaudited consolidated statements of operations and cash flows for the three months ended December 31, 1995 have been included in the accompanying consolidated financial statements for comparative purposes.

         (c)   Cash Equivalents and Short-term Investments

               The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests primarily in high grade short-term investments which consist of money market instruments,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)       Summary of Significant Accounting Policies (continued)

               commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. The Company's investment objectives are safety, liquidity and yield, in that order. The Company carries all cash equivalents and short-term investments at cost, which approximates fair value.

         (d)   Inventory

               Inventory, consisting of satellite systems equipment and equipment to be utilized in the installation of communications systems and networks for customers, is recorded at the lower of cost or market, using the first-in, first-out method of accounting for cost.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)       Summary of Significant Accounting Policies (continued)

               Effective January 1, 1996, the Company shortened the estimated depreciable lives for substantially all of its fixed assets. These estimates were changed to better reflect the estimated periods during which these assets will remain in service and result in useful lives which are more consistent with industry practice. The changes in estimates of depreciable lives were made on a prospective basis, beginning January 1, 1996. The effect of this change was to increase depreciation expense and net loss for the year ended September 30, 1996 by approximately $7.0 million ($0.26 per share).

               Estimated useful lives of major categories of property and equipment before and after January 1, 1996 are as follows:

                                                 Before                 After
                                              January 1, 1996    January 1, 1996
                                              ---------------  -----------------
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

               Rights of way, minutes of use, and non-compete agreements are recorded at cost, and amortized using the straight-line method over the terms of the agreements, ranging from 2 to 12 years.

               Amortization of deferred financing costs is provided over the life of the related financing agreement, the maximum term of which is 10 years.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)       Summary of Significant Accounting Policies (continued)

         (h)   Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)       Summary of Significant Accounting Policies (continued)

               Revenue from Satellite Services is recognized as services are rendered. Revenue from Network Services contracts for the design and installation of communication systems and networks, which are generally short-term in duration, is recognized primarily using the percentage of completion method of accounting. Maintenance revenue is recognized as services are provided.

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

         (k)   Loss Per Share

               Loss per share is calculated by dividing the net loss by the weighted average number of shares outstanding. Weighted average number of shares outstanding for fiscal years 1994 and 1995 and the three months ended December 31, 1995 represents outstanding Holdings-Canada common shares. Weighted average number of shares outstanding for fiscal 1996 represents outstanding Holdings-Canada common shares for the period October 1, 1995 through August 2, 1996, and outstanding ICG Common Stock and Holdings-Canada Class A common shares (owned by third parties) for the period August 5, 1996 through September 30, 1996 and for the three-month period ended December 31, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)       Summary of Significant Accounting Policies (continued)

               Common stock equivalents, which include options, warrants and convertible subordinated notes and preferred stock, are not included in the loss per share calculation as their effect is anti-dilutive.

         (l)   Stock-Based Compensation

               The Company accounts for its stock-based employee and non-employee director compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The Company has provided pro forma disclosures of net loss and loss per share as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied. Pro forma disclosures include the effects of employee and non-employee director stock options granted during fiscal 1996 and the three months ended December 31, 1996.

         (m)   Impairment of Long-Lived Assets

               Effective  October  1,  1996 the  Company  adopted  Statement  of
               Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows. The adoption of SFAS 121 had no effect on the consolidated financial statements of the Company.

         (n)   Reclassifications

               Beginning in fiscal 1996, network operating costs, which were previously classified as selling, general and administrative expenses, have been reclassified as operating costs to conform with current industry practice. Such expenses amounted to $2.6

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(2)      Summary of Significant Accounting Policies (continued)

               million, $2.1 million, and $13.7 million in fiscal 1994, 1995 and 1996, respectively, and $2.4 million and $5.8 million for the three months ended December 31, 1995 and 1996, respectively. All prior financial information has been restated to conform with the current presentation.

               Certain other prior period amounts have been reclassified to conform with the current period's presentation.

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

               In August 1996, the Company acquired the Signaling System 7 ("SS7") business of Pace Network Services, Inc. ("Pace"), a division of Pace Alternative Communications, Inc. SS7 is used by local exchange companies, long-distance carriers, wireless carriers and others to signal between network elements, creating faster call set-up resulting in a more efficient use of network resources. The

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)      Business Combinations and Investments (continued)

               Company paid cash consideration of $1.6 million as of September 30, 1996 and an additional $1.0 million in January 1997, based on the operating results of the underlying business since the date of acquisition.

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

                  Current assets                                   $   6,563
                  Property and equipment                               7,542
                  Other assets, including goodwill                    10,647
                  Current liabilities                                   (775)
                  Long-term liabilities                               (6,314)
                  Minority interest                                   (1,422)
                                                          ===================
                                                                    $ 16,241
                                                          ===================

         (b)   Acquisitions and Investments During the Year Ended September 30,
               1995

               In January 1995, the Company and an unaffiliated entity formed Maritime Telecommunications Network, Inc. ("MTN") to provide wireless communications through satellites to the maritime cruise industry, U.S. Navy vessels and offshore oil platforms. The Company acquired (i) approximately 64% of MTN, (ii) approximately $4.4 million in notes receivable from MTN and (iii) consulting and non-compete agreements valued at an aggregate of approximately $0.3 million in exchange for (i) approximately $9.0 million in cash, (ii) the surrender and cancellation of a note to the Company from the other entity for $0.6 million plus interest,
               (iii) 408,347 Holdings-Canada common shares valued at approximately $5.1 million (of which 256,303 common shares were issued in the fourth quarter of fiscal year 1994, and (iv) the Company's commitment to provide additional convertible working capital advances to MTN as required by MTN. The other shareholder of MTN contributed the assets of a predecessor business to MTN.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(3)      Business Combinations and Investments (continued)

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

               The above acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of the 1995 acquisitions, in which the Company obtained a controlling interest, was allocated based on fair values as follows (in thousands):

                  Current assets                               $       1,835
                  Property and equipment                               9,086
                  Other assets, including goodwill                    16,986
                  Current liabilities                                 (2,764)
                  Long-term liabilities                               (6,779)
                  Minority interest                                   (4,850)
                                                       ----------------------
                                                                $     13,514
                                                       ======================

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

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

          (c)  Acquisitions During the Year Ended September 30, 1994

               In August 1994, the Company acquired DataCom Integrated Systems Corporation ("DataCom"). The Company issued 141,654 Holdings-Canada common shares (14,854 of which were issued in fiscal 1995) valued at approximately $2.0 million as consideration for the purchase. Based on the performance of that business since the acquisition date, the Company issued to the previous owners of DataCom 17,908 shares of ICG Common Stock valued at approximately $0.4 million during the three months ended December 31, 1996.

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

 (3)     Business Combinations and Investments (continued)

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

               The above acquisitions were accounted for using the purchase method of accounting. The aggregate purchase price of the 1994 acquisitions was allocated based on fair values as follows (in thousands):

                  Current assets                                $    4,848
                  Property and equipment                            23,278
                  Other assets, including goodwill                  19,531
                  Current liabilities                               (5,588)
                                                        ===================
                                                                 $  42,069
                                                        ===================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

 (3)     Business Combinations and Investments (continued)

         (d)   Investments in Joint Venture and Affiliate

               In January 1997, the Company announced a joint venture with Central and Southwest Corporation ("CSW") which will develop and market telecommunications services in Texas and Oklahoma (and may expand to Arkansas and Louisiana). Each party has a 50% equity interest and is required to make additional pro rata capital contributions as prescribed in the joint venture agreement. The Company estimates its contributions to be approximately $24.2 million in 1997, with aggregate contributions of approximately $49.7 million over the next five years. The joint venture will be accounted for using the equity method of accounting.

               In September 1992, the Company entered into a joint venture agreement with Greenstar Technologies Inc. (now GST Telecommunications, Inc. ("GST")) in which each party had a 50% equity interest. The purpose of the joint venture was to design, construct and operate a competitive access network in Phoenix. In return for its 50% interest, the Company was required to provide equity or debt financing. As of September 30, 1996, the Company had provided financing of $11.7 million, including working capital advances, which is included in long-term notes receivable and had established a valuation allowance of $5.8 million due to uncertainty of collection. Working capital advances totaled $0.4 million and were included in Receivables-Joint Venture and Affiliate as of September 30, 1995. The Company began to record losses for its 50% interest in the joint venture in the second quarter of fiscal 1994, and as of September 30, 1996, had recorded a total loss of $3.7 million, including a loss of $1.5 million for the year ended September 30, 1996. The Company's equity contribution to the joint venture through September 30, 1996 totaled $1.2 million. Effective October 1, 1996, the Company sold its interest in the joint venture to GST. The Company received approximately $2.1 million in cash, representing $1.3 million of consideration for its 50% interest and $0.8 million for equipment and amounts advanced to the joint venture. In addition, the Company received equipment with a net book value of $2.4 million and assumed liabilities of $0.3 million. The Company may receive and additional $2.0 million based upon the future performance of the business. The $0.8 million gain on sale of the investment is included in other income for the three-month period ended December 31, 1996.

               Also included in Receivables-Joint Venture and Affiliate at September 30, 1995, is $0.3 million due from an affiliate of the Company's Mexican subsidiary. The

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statement, Continued
----------------------------------------------------------------------------

 (3)     Business Combinations and Investments (continued)

               Company is in the process of selling its investment in Mexico. The gain or loss on the sale is not expected to be significant.

 (4)     Notes Receivable

         Notes receivable due within one year are comprised of the following:

                                                 September 30,
                                              --------------------- December 31,
                                                1995       1996        1996
                                              ---------- ---------- ------------
                                                         (in thousands)
         Due from Crescomm
           Telecommunications Services, Inc.,
           with interest at approximately 8%  $  250            -            -
         Due from NovoComm, Inc., with
           interest at 8%                      1,500          200          200
         Other                                    11           63            -
                                              ---------   -----------   --------
                                              $1,761          263          200
                                              =========   ===========  =========

          The NovoComm, Inc. note receivable at September 30, 1996 and December 31, 1996 is net of a valuation allowance of $1.3 million based on management's uncertainty as to collection.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

 (5)      Property and Equipment

          Property and equipment, including assets owned under capital leases, is comprised of the following:

                                                September 30,
                                         -------------------------- December 31,
                                            1995             1996       1996
                                         -------------- ----------- ------------
                                                       (in thousands)
           Land                            $  1,519          -               -
           Buildings and improvements         3,676      2,684           2,684
           Furniture, fixtures and
             office equipment                13,666     25,143          29,214
           Machinery and equipment           25,195     21,057          21,398
           Fiber optic equipment             39,104     77,354          89,874
           Satellite equipment               15,044     18,024          20,195
           Switch equipment                  20,302     53,413          58,571
           Fiber optic transmission system   74,251    111,172         120,548
           Building/site preparation              -          -              21
           Construction in progress (see
             note 14)                        35,852     74,588         117,972
                                        ------------  ------------  ------------
                                            228,609    383,435         460,477
           Less accumulated depreciation    (26,605)   (47,298)        (56,545)
                                        ------------  ------------  ------------
                                        $   202,004    336,137         403,932
                                        ============  ============ =============

         Property and equipment includes approximately $118.0 million of equipment which has not been placed in service at December 31, 1996, and accordingly is not being depreciated. The majority of this amount is related to new network construction (see note 14).

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

 (5)     Property and Equipment (continued)


         Certain of the above assets have been pledged as security for long-term debt and capital lease obligations at December 31, 1996. The following is a summary of property and equipment owned under capital leases:

                                          September 30,
                                 -------------------------------   December 31,
                                        1995            1996           1996
                                 ----------------  -------------  --------------
                                                  (in thousands)

          Machinery and equipment    $  10,349           7,882           8,043
          Fiber optic equipment            663             395             377
          Switch equipment              17,529          26,509          25,733
          Construction in progress      13,935          52,645          71,842
                                  --------------  ---------------  -------------
                                        42,476          87,431         105,995
          Less accumulated
           depreciation                 (2,117)         (4,362)         (5,171)
                                  ==============  ===============  =============
                                     $  40,359          83,069         100,824
                                  ==============  ===============  =============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(6)      Other Assets

         Other assets are comprised of the following:

                                          September 30,            December 31,
                                   ----------------------------  ---------------
                                       1995           1996              1996
                                   ------------  --------------  ---------------
                                               (in thousands)

          Deposits                      811              3,514            3,579
          PACE customer base              -              1,580            2,581
          Rights of way               1,091              1,707            1,739
          Minutes of use agreement        -              1,421            1,421
          Non-compete agreements        602                602              902
          Risk premium                2,004                  -                -
          Other                         552                800              807
                                    -----------    ------------  ---------------
                                      5,060              9,624           11,029
          Less accumulated
           amortization              (1,785)            (1,227)          (1,547)
                                    ===========    ============  ===============
                   Other            $ 3,275              8,397            9,482
                                    ===========    ============= ===============

(7)      Related Party Transactions

         During fiscal 1996, Holdings-Canada and International Communications Consulting, Inc. ("ICC") entered into a consulting agreement whereby ICC will provide various consulting services to the Company through December 1999 in exchange for approximately $4.2 million in consulting fees to be paid during the term of the agreement. During fiscal 1996 and for the three-month period ended December 31, 1996, the Company paid $1.3 million and $0.3 million, respectively, related to this consulting agreement. William W. Becker, a stockholder and former director of the Company, is President and Chief Executive Officer of ICC.

         At September 30, 1995 and 1996, and December 31, 1996, receivables from officers and employees in the amount of approximately $0.6 million are primarily comprised of notes bearing interest at 7% and are included in Receivables-Other in the accompanying consolidated financial statements. The notes receivable relate to relocation expenses of officers.

         Effective May 31, 1994, the Company acquired the remaining 4% minority interest in Holdings from Worldwide Condominium Developments, Inc. ("WWCDI"), a related

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(7)      Related Party Transactions (continued)

         entity. The 4% interest was exchanged for (i) the transfer of the Company's oil and gas properties (at an estimated value of approximately $0.9 million), (ii) the surrender and cancellation of two demand promissory notes receivable from William W. Becker, owner of WWCDI (the "Becker Interests"), in the total principal amount of approximately $4.0 million and (iii) 373,663 common shares of Holdings-Canada. The 4% minority interest in Holdings was valued at approximately $12.2 million by the non-related members of the Company's Board of Directors. The transaction was approved unanimously by Holdings-Canada's non-related directors, and ratified by Holdings-Canada's non-related shareholders. Due to the related party nature of the purchase, the investment has been recorded at the historical basis of WWCDI. As a result, consideration in excess of the historical basis has been recorded in a manner similar to a dividend.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(8)      Long-term Debt and Short-term Notes Payable

         Long-term debt is summarized as follows:

                                              September 30,      December 31,
                                       ------------------------ ----------------
                                           1995       1996           1996
                                       ----------- ------------- --------------
                                                (in thousands)

       12 1/2% Senior discount notes,
          net of discount (a)            $      -     315,626          325,530
       13 1/2% Senior discount notes,
          net of discount (b)             299,934     343,772          355,955
       Convertible subordinated
          notes (c)                        74,434         491               65
       Credit facility (d)                 13,515           -                -
       Note payable with interest at
          the 90-day commercial paper
          rate plus 4.75% (10.09% at
          December 31, 1996), due 2001,
          secured by certain telecommuni-
          cations equipment                     -       5,888             5,815
       Note payable with interest at 11%,
          due monthly through fiscal 1999,
          secured by equipment              3,493       2,803             2,625
       Mortgage payable with interest at
          8.5%, due monthly through 2009,
          secured by building               1,242       1,194             1,177
       Notes payable to sellers of FOTI
          and FOTDS (e)                       600           -                 -
       Other                                  336          10                 8
                                         --------- -------------- --------------
                                         $393,554     669,784           691,175
       Less current portion               (14,454)       (795)             (817)
                                        ---------- -------------- --------------
                                         $379,100     668,989           690,358
                                        ========== ============== ==============

         (a)   12 1/2% Senior Discount Notes

               On April 30, 1996, Holdings completed a private placement (the "1996 Private Offering") of 12 1/2% Senior Discount Notes (the "12 1/2% Notes") and of 14 1/4% Exchangeable Preferred Stock (the "14 1/4% Preferred Stock") for gross proceeds of $300.0 million and $150.0 million, respectively. Net proceeds from the 1996 Private Offering, after issuance costs of approximately $17.0 million, were approximately $433.0 million.

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

               The 12 1/2% Notes were originally recorded at approximately $300.0 million. The discount on the 12 1/2% Notes and the debt issuance costs are being accreted over ten years until maturity at May 1, 2006. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

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

         (b)   13 1/2% Senior Discount Notes

               On August 8, 1995, Holdings completed a high yield debt offering (the "1995 Private Offering") through the issuance of 58,430 units (the "Units"), each Unit consisting of ten $1,000, 13 1/2% Senior Discount Notes (the "13 1/2% Notes") due September 15, 2005, and warrants to purchase 33 common shares of Holdings-Canada (the "Unit Warrants"), resulting in net proceeds of approximately $286.0 million, net of approximately $14.0 million in issuance costs. The 13 1/2% Notes were sold at approximately 51% of the stated maturity of $584.3 million, and will mature on September 15, 2005. Interest accrues at the rate of 13 1/2% per annum beginning September 15, 2000 and is payable in cash each March 15 and September 15 commencing March 15, 2001.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
------------------------------------------------------------------------------

(8)      Long-term Debt and Short-term Notes Payable (continued)

               The 13 1/2% Notes were originally recorded at approximately $294.0 million, which represents the $300.0 million in proceeds less the approximate $6.0 million value assigned to the Unit Warrants, which is included in additional paid-in capital. The discount on the 13 1/2% Notes is being accreted using the interest method over five years until September 15, 2000, the date at which the 13 1/2% Notes can first be redeemed. The value assigned to the Unit Warrants, representing additional debt discount, is also being accreted to the debt over the five-year period. The accretion of the total discount is included in interest expense in the accompanying consolidated financial statements.

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

               The Unit Warrants entitle the holder to purchase one common share of Holdings-Canada at the exercise price of $12.51 per share and are exercisable at any time between August 8, 1996 and August 8, 2005 (see note 12 (c)).

               In connection with the issuance of the 13 1/2% Notes, the Company obtained $6.0 million of interim financing from the placement agent and certain private investors in exchange for the issuance of an aggregate of 520,000 Series A Warrants (see note 12 (c)). The $6.0 million was repaid with a portion of the proceeds from the 1995 Private Offering. As a result of the repayment of the interim financing, the value assigned to the Series A Warrants totaling approximately $3.0 million, representing debt discount, was charged to interest expense during the year ended September 30, 1995.

         (c)   Convertible Subordinated Notes

               Effective September 17, 1993, Holdings-Canada issued $18.0 million in convertible subordinated notes with interest at 8% ("8% Notes"). Interest was payable, at the option of the Company, in cash or through the issuance of additional 8% Notes. The 8% Notes were subordinated to all present and future senior debt.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(8)      Long-term Debt and Short-term Notes Payable (continued)

               The 8% Notes, excluding unpaid interest, were convertible, at the option of the holder, at any time into common shares of Holdings-Canada at a conversion price of $15.60 for each common share. During fiscal 1995, approximately $1.1 million of the 8% Notes, including approximately $0.1 million of interest paid in 8% Notes, were converted to 69,230 common shares of Holdings-Canada. During fiscal 1996, the remaining $17.0 million of the 8% Notes and approximately $3.1 million of interest paid in 8% Notes were converted into 1,289,738 shares of Holdings-Canada.

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

               During fiscal 1996, the Company notified the holders of the 7% Notes of its intent to redeem the 7% Notes, together with accrued interest. As of December 31, 1996, approximately $47.8 million of the 7% Notes and approximately $8.9 million of interest paid in 7% Notes were converted into 3,146,283 shares of Holdings-Canada. As of December 31, 1996, approximately $0.1 million of interest paid in 7% Notes remains outstanding, which are in the process of being converted.

               The Company paid to the placement agent a private placement fee of approximately $2.4 million. The private placement fee, included in deferred financing costs, was being amortized over the term of the 7% Notes. During the year ended September 30,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(8)      Long-term Debt and Short-term Notes Payable (continued)

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

         (e)   Notes Payable to Sellers of FOTI and FOTDS

               In conjunction with the 1992 acquisitions of FOTI and Fiber Optic Technologies Data Systems, Inc. ("FOTDS"), the Company issued notes payable of approximately $2.0 million bearing interest at 7% per annum, payable annually in cash or common shares of Holdings-Canada at the option of the Company. The principal was payable through the issuance of 266,800 common shares of Holdings-Canada, at a deemed value of $7.50 per common share. As of September 30, 1995, 186,800 Holdings-Canada common shares had been issued. On January 3, 1996, the final payment was satisfied at a discount, with the Company issuing 76,027 common shares of Holdings-Canada pursuant to an agreement to purchase the remaining 49% of FOTI (see note 3).

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(8)      Long-term Debt and Short-term Notes Payable (continued)

         Scheduled principal maturities of long-term debt as of December 31, 1996 are as follows (in thousands):

         Due within:
             One year                     $      817
             Two years                         1,774
             Three years                       1,680
             Four years                        1,287
             Five years                          938
             Thereafter (a)                1,137,794
                                         ------------
                                           1,144,290
              Less unaccreted
               discount on the 12 1/2%
               Notes and 13 1/2% Notes      (453,115)
                                        -------------
                                           $ 691,175
                                        =============

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

(9)      Capital Lease Obligations

         The Company is obligated under various capital lease agreements for equipment at September 30, 1995 and 1996, and December 31, 1996. Capital lease obligations increased in fiscal 1996 primarily due to the Company's agreement with Southern

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(9)      Capital Lease Obligations (continued)

          California Edison Company to license fiber optic cable in Southern California (see note 14(a)).

          The future required payments under the Company's capital lease obligations subsequent to December 31, 1996 are as follows (in thousands):

          Due within:
              One year                             $ 31,552
              Two years                              15,644
              Three years                            13,914
              Four years                             14,340
              Five years                             17,352
              Thereafter                            107,532
                                                  -----------
              Total minimum lease payments          200,334
                Less amounts representing
                interest                           (104,505)
                                                  -----------
              Present value of net
                minimum lease payments               95,829
              Less current portion                  (24,683)
                                                  -----------
                                                  $  71,146
                                                  ===========

(10)     Redeemable Preferred Stock of Subsidiary

         12% Redeemable Preferred Stock

         In August 1995, Holdings-Canada completed a private placement of preferred stock (the "Private Placement") in connection with the 1995 Private Offering discussed in note 8. The Private Placement consisted of 300,000 shares of Redeemable Preferred Stock and warrants to purchase 2,750,000 common shares of Holdings-Canada (see note 12(c)) for net proceeds of $28.8 million, after payment of $1.2 million in issuance costs. The Redeemable Preferred Stock accrued dividends quarterly at an annual rate of 12% per annum.

         The Redeemable Preferred Stock was originally recorded at approximately $13.7 million, which represents the $28.8 million in net proceeds less the approximate $15.1 million value assigned to the warrants, which was included in additional paid-in capital of the Company. The value assigned to the warrants, representing a discount on the Redeemable

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(10)     Redeemable Preferred Stock of Subsidiary (continued)

         Preferred   Stock,  was  accreted  through  the  time  the  Redeemable
         Preferred Stock was redeemed on April 30, 1996 with a portion of the proceeds from the 1996 Private Offering.

         14 1/4% Exchangeable Preferred Stock

         The 14 1/4% Preferred Stock consists of 150,000 shares of preferred stock that bear a cumulative dividend at the rate of 14 1/4% per annum. The dividend is payable quarterly in arrears each February 1, May 1, August 1 and November 1 commencing August 1, 1996. Through May 1, 2001, the dividend is payable, at the option of the Company, in cash or additional shares of 14 1/4% Preferred Stock. The Company may exchange the 14 1/4% Preferred Stock into 14 1/4% Senior Subordinated Exchange Debentures at any time after the exchange is permitted by certain indenture restrictions. The 14 1/4% Preferred Stock is subject to mandatory redemption on May 1, 2007.

         Included in minority interest in share of losses, net of accretion and preferred dividends on subsidiary preferred stock for the years ended September 30, 1995 and 1996, and the three months ended December 31, 1996, is approximately $1.3 million, $27.0 million and $5.8 million, respectively, associated with the Redeemable Preferred Stock (fiscal 1995 and fiscal 1996) and the 14 1/4% Preferred Stock (fiscal 1996 and the three months ended December 31, 1996), including the accretion of warrants issued in connection with the Redeemable Preferred Stock, accretion of issuance costs and a 12% and 14 1/4% preferred stock dividend accrual on the Redeemable Preferred Stock and the 14 1/4% Preferred Stock, respectively. These costs are partially offset by the minority interest share of losses in subsidiaries of approximately $0.6 million, $2.7 million and $0.8 million for the years ended September 30, 1995 and 1996, and the three months ended December 31, 1996, respectively.

(11)     Convertible Preferred Stock of Subsidiary

         Convertible Series B Preferred Stock, no par value, 2,000,000 shares authorized; 990,000 shares issued and outstanding at September 30, 1995.

         In May and June 1995, Holdings-Canada sold an aggregate of 1,600,000 convertible preferred shares, having an aggregate stated value of $16.0 million. Net proceeds to the Company, after issuance costs of approximately $0.9 million, were approximately $15.1

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(11)     Convertible Preferred Stock of Subsidiary (continued)

         million. The convertible preferred shares were convertible at the holders' election into common shares of Holdings-Canada commencing in July 1995, at a discount from the market price at the time of conversion equal to 18.5% for $6.0 million of the convertible preferred shares ("Series A Preferred Stock") and 17.5% for $10.0 million of the convertible preferred shares ("Series B Preferred Stock").

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

         During fiscal 1996, the Company repurchased approximately $5.6 million of the Series B Preferred Stock, and approximately $3.8 million of the Series B Preferred Stock was converted to Holdings-Canada common shares. The excess of the repurchase and conversion price over the stated value of the Series B Preferred Stock of approximately $1.0 million has been treated as a preferred stock dividend and is included in minority interest in share of losses, net of accretion and preferred stock dividends on subsidiary preferred stock in the accompanying consolidated financial statements. No convertible preferred shares remained outstanding at September 30, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit)

         Common Stock

         Common stock outstanding at December 31, 1996 represents the issued and outstanding Common Stock of ICG and Class A common shares of Holdings-Canada (owned by third parties) which are exchangeable at any time, on a one-for-one basis, for ICG Common Stock. The following table sets forth the number of shares outstanding for ICG and Holdings-Canada on a separate company basis as of December 31, 1996:

                                               Shares owned     Shares owned by
                                                  by ICG         third parties
                                               -------------   -----------------
        ICG Common Stock, $.01 par value,
          100,000,000 shares authorized;  0,
          29,888,376 and 31,087,825 shares
          issued and outstanding at September
          30, 1995 and 1996, and December 31,
          1996, respectively
                                                          -         31,087,825
        Holdings-Canada Class A common shares,
          no par  value, 100,000,000 shares
          authorized; 24,990,839, 31,672,103 and
          31,795,270 shares issued and outstanding
          at September 30, 1995 and 1996, and
          December 31, 1996, respectively:
          Class A common shares, exchangeable on a
              one-for-one basis for ICG Common Stock
              at any time                                  -           807,054
          Class A common shares owned by ICG      30,988,216                 -
                                                                --------------
     Total shares outstanding                                       31,894,879
                                                                 ==============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

         (a)   Private Placements

               In May and June 1995, the Company privately placed 595,000 common shares of Holdings-Canada for $7.50 per share. Net proceeds to the Company, after issuance costs of approximately $0.4 million, were approximately $4.0 million. Pursuant to a private placement memorandum dated June 1993, for the issue of 1,500,000 common shares for approximately $8.3 million, the Company agreed to file a registration statement with the Securities and Exchange Commission of the United States that was to become effective on or before October 11, 1993. The registration statement did not become effective on or before that date. As a result, the Company issued, for no additional consideration, an additional 197,250 shares to the investors. The issuance of these additional shares was recorded as a capital transaction during the year ended September 30, 1994.

         (b)   Stock Options and Employee Stock Purchase Plan

               In fiscal years 1991, 1992 and 1993, the Company's Board of Directors approved incentive stock option plans and replenishments to those plans which provide for the granting of options to directors, officers, employees and consultants of the Company to purchase 285,000, 742,400 and 1,692,700 shares, respectively, of the Company's Common Stock, with exercise prices between 80% and 100% of the fair value of the shares at the date of grant. A total of 1,849,600 options have been granted under these plans with exercise prices ranging from approximately $2.92 to $14.03. Compensation expense has been recorded for options granted at an exercise price below the fair market value of the Company's Common Stock at the date of grant, pursuant to the provisions of APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

               In fiscal years 1994, 1995 and 1996, and the three months ended December 31, 1996, the Company's Board of Directors approved incentive and non-qualified stock option plans and replenishments to those plans which provide for the granting of options to certain directors, officers and employees to purchase 2,536,000 shares of the Company's Common Stock under the 1994 plan and an aggregate of 2,700,000 shares of the Company's Common Stock under the 1995 and 1996 plans. A total of 4,177,381 options have been granted under these plans at exercise prices ranging

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

               from $7.94 to $26.25, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and, accordingly, date of grant, and accordingly, no compensation expense has been recorded for these options under APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

               In October 1996, the Company established an Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary, up to a limit of $25,000 per year, to be used to purchase shares of the Company's Common Stock at a 15% discount to fair market value. Stock purchases will occur four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. The Company is authorized to issue a total of 1,000,000 shares of Common Stock to participants in the plan. No shares of the Company's Common Stock had been sold to employees under this plan as of December 31, 1996. On February 1, 1997, the Company sold 22,330 shares of the Company's Common Stock to employees under this plan.

               The Company recorded compensation expense in connection with its stock-based employee and non-employee director compensation plans of $0.9 million, $0.2 million, $0.1 million and $0.2 million for fiscal years 1994, 1995 and 1996, and the three months ended December 31, 1996, respectively, pursuant to the intrinsic value based method of APB 25. Had compensation expense for the Company's plans been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the provisions of SFAS 123, the Company's pro forma net loss and loss per share would have been as presented below. Pro forma disclosures include the effects of employee and non-employee director stock options granted during fiscal 1996 and the three months ended December 31, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

                                    Year ended              Three months ended
                                 September 30, 1996          December 31, 1996
                              -------------------------   ---------------------
                                   (in thousands, except per share amounts)
         Net loss:
         ----------
         As reported                 $ (184,107)                  (49,823)
         Pro forma                     (186,831)                  (50,819)

         Loss per share:
         ---------------
         As reported                 $    (6.83)                    (1.56)
         Pro forma                        (6.93)                    (1.60)


               The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for the year ended September 30, 1996 and the three months ended December 31, 1996: an expected option life of three years for directors, officers and other executives, and two years for other employees, for both periods; expected volatility of 50% for both periods; and risk-free interest rates ranging from 5.03% to 6.57% for directors, officers and other executives and 5.22% to 6.10% for other employees, for both periods. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since the Company does not anticipate issuing any dividends on its Common Stock, the dividend yield was assumed to be zero. The weighted average fair market value of options granted during the year ended September 30, 1996 and the three months ended December 31, 1996 was approximately $5.28 and $9.42 per option, respectively.

               As options outstanding at December 31, 1996 will continue to vest in subsequent periods and additional options are expected to be awarded under existing and new plans, the above pro forma results of applying a fair value based method of accounting for stock-based compensation for the year ended September 30, 1996 and the three months ended December 31, 1996 are not necessarily indicative of the effects on net loss and loss per share in future periods.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------


 (12)     Stockholders' Equity (Deficit) (continued)

          The following table summarizes the status of the Company's stock-based compensation plans as of and for the fiscal years ended September 30, 1994, 1995 and 1996, and as of and for the three months ended December 31, 1996:

                                        Shares        Weighted
                                      underlying      average          Options
                                        options     exercise price   exercisable
                                     ------------- ---------------- ------------
                                    (in thousands)                (in thousands)

Outstanding at October 1, 1993              865
Granted                                     516        $ 12.23
Exercised                                   (62)          3.34
                                     -------------

Outstanding at September 30, 1994         1,319           6.81              769
Granted                                   2,520           9.73
Exercised                                  (264)          3.32
Canceled                                   (201)         13.25
                                      -------------

Outstanding at September 30, 1995         3,374           9.08              940
Granted                                   1,322          11.78
Exercised                                  (248)          7.55
Canceled                                   (243)         11.12
                                      -------------

Outstanding at September 30, 1996         4,205           9.77            2,264
Granted                                     335          18.59
Exercised                                   (31)          8.95
Canceled                                    (56)         12.65
                                      --------------

Outstanding at December 31, 1996          4,453          10.34            2,969
                                      ==============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

 (12)     Stockholders' Equity (Deficit) (continued)

               The  following  table   summarizes   information   about  options
               outstanding at December 31, 1996:


            Options outstanding                    Options exercisable
        ----------------------------      -----------------------------------
                            Weighted
                            average       Weighted                    Weighted
Range of                   remaining       average                     average
exercise        Number     contractual    exercise      Number         exercise
 prices       outstanding    life          price       exercisable      price
----------- -------------- ------------- -----------  ------------   -----------
           (in thousands)   (in years)                (in thousands)
$2.92- 6.74      353         5.93        $ 3.23            353         $  3.23
  7.94         1,550         8.41          7.94          1,550            7.94
 8.50-10.00    1,027         8.81          9.76            377            9.36
10.88-19.13    1,430         8.24         14.35            687           12.80
19.25-26.25       93         9.65         22.09              2           21.00
            ----------                                ------------
               4,453                                     2,969
            ==========                                ============

         (c)   Warrants

               During the years ended September 30, 1994, 1995 and 1996, and the three months ended December 31, 1996, the Company's warrant activity was as follows:


                (i) During the year ended September 30, 1993, the Company issued to WWCDI bonus warrants to purchase 6,680 Holdings-Canada common shares at an exercise price of $7.50. At September 30, 1994, all of these warrants had been exercised for $50,100.

                (ii) During the year ended September 30, 1993, the Company issued to a debt holder warrants to purchase 17,067, 3,255 and 11,039 common shares at exercise prices of $6.56, $7.38 and $7.88, respectively. During the year ended September 30, 1994, 17,067 warrants were exercised for proceeds of $111,960. In addition, during the year ended September 30, 1994, the Company issued to the same debt holder additional warrants to purchase 1,989, 15,260 and 3,665 common shares of Holdings-Canada at $21.51,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

                       $20.01 and $11.80 per share, exercisable on or before November 10, 1998, March 24, 1999, and July 8, 1999, respectively. An additional 7,725 warrants were issued on July 10, 1995 at an exercise price of $14.50, which expire on July 9, 2000. Also issued on July 10, 1995 were 60,000 additional warrants to an affiliate of the debt holder at an exercise price of $14.50, which expire on July 9, 2000. During the three-month period ended December 31, 1996, 1,231 of the $7.38 warrants, 4,456 of the $7.88 warrants and 2,215 of the $11.80 warrants were canceled.Total warrants outstanding held by the debt holder and affiliates were 95,031 at December 31, 1996.

                (iii) During the year ended September 30, 1994, the Company issued to two financial advisors warrants to purchase 75,000 and 200,000 common shares of Holdings-Canada. These warrants have an exercise price of $7.94 and $18.00 and are exercisable for two- and five- year periods, respectively. During the years ended September 30, 1995 and 1996, 74,335 and 665 of the 75,000 warrants were exercised for proceeds of $590,035 and $5,278, respectively. During the three-month period ended December 31, 1996, 100,000 of the 200,000 warrants were exercised for proceeds of $1.8 million. At December 31, 1996, 100,000 warrants remained outstanding.

                (iv) Pursuant to a private placement during the year ended September 30, 1992, the Company issued to William W. Becker, a former director of the Company, warrants to purchase 600,000 common shares of Holdings-Canada at exercise prices of $5.65 and $6.51 on or before February 11, 1993 and 1994, respectively. During the year ended September 30, 1994, these warrants were exercised for proceeds of approximately $3.8 million.

                (v) Pursuant to a private placement of the Redeemable Preferred Stock and the interim financing arrangement during the year ended September 30, 1995, the Company issued 1,895,000 Series A Warrants and 1,375,000 Series B Warrants to purchase an equal number of common shares of Holdings-Canada. The exercise prices are $7.94 and $8.73, respectively, and the warrants expire on July 14, 2000. None of the warrants had been exercised as of September 30, 1995. During the year ended September 30, 1996, the Company repurchased 458,333 each of the Series A and Series B Warrants for $3.21 and $2.52, respectively (see note 8). In addition, 1,853,334

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

                    warrants were exercised in June 1996 through a cashless exercise in which 1,271,651 Holdings-Canada common shares were issued. As of December 31, 1996, 250,000 Series A Warrants and 250,000 Series B Warrants remain outstanding.

               (vi) In connection  with the 1995 Private  Offering,  the Company issued 1,928,190 warrants to purchase an equal number of common shares of Holdings-Canada. The warrants are exercisable beginning August 8, 1996 at $12.51 per share and expire on August 6, 2005. As of December 31, 1996, all of these warrants remain outstanding.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

          The following table summarizes warrant activity for the three years ended September 30, 1996 and the three months ended December 31, 1996:

                                            Outstanding            Price
                                              warrants             range
                                           ---------------  --------------------
                                          (in thousands)
          Outstanding, October 1, 1993          689           $5.65   -    7.88
          Granted                               296            7.94   -   21.51
          Exercised                            (675)           5.96   -    7.50
                                           ---------------
          Outstanding, September 30, 1994       310            7.38   -   21.51
          Granted                             5,266            7.94   -   14.50
          Exercised                             (74)           7.94   -    7.94
                                           ---------------
          Outstanding, September 30, 1995     5,502            7.38   -   21.51
          Repurchased                          (917)           2.52   -    3.21
          Exercised                          (1,854)           7.94   -    8.73
                                           ---------------

          Outstanding, September 30, 1996     2,731            7.38   -   21.51
          Canceled                               (8)           7.38   -   11.80
          Exercised                            (100)                18.00
                                           ---------------
          Outstanding, December 31, 1996      2,623            7.38   -   21.51
                                           ===============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(12)     Stockholders' Equity (Deficit) (continued)

          The warrants outstanding expire on the following dates as of December 31, 1996:

                                        Outstanding             Exercise
            Expiration date               warrants               price
                                  --------------------    ---------------------
                                               (in thousands)
              June 18, 1998                  2                  $    7.38
              July 16, 1998                  7                       7.88
              November 10, 1998              2                      21.51
              December 17, 1998            100                      18.00
              March 24, 1999                15                      20.01
              July 8, 1999                   1                      11.80
              July 9, 2000                  68                      14.50
              July 14, 2000                250                       7.94
              July 14, 2000                250                       8.73
              August 6, 2005             1,928                      12.51
                                =====================
                                         2,623
                                =====================

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

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

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

               The legal ability of CPS, as a municipally-owned utility, to enter into this contract with the Company has been challenged by SBC Communications, Inc. ("SBC") before the San Antonio City Council as being in violation of a May 1995 Texas state law.

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

               In February 1996, the Company entered into a 20-year agreement with WorldCom, Inc. ("WorldCom"), under which the Company will pay approximately $8.8 million for the right to use fiber along a 330-mile fiber optic network in Ohio. The network is being constructed by WorldCom in conjunction with the Company. An aggregate of approximately $2.7 million has been paid by the Company through December 31, 1996, with the balance due upon the completion of specified segments of the network.

               In March 1996, the Company and Southern California Edison Company ("SCE") jointly entered into a 25-year agreement under which the Company will lease 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to San Diego. Under the terms of this agreement, SCE will be entitled to receive an annual fee for ten years,

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14)     Commitments and Contingencies (continued)

               certain fixed quarterly payments, including a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under this 25-year agreement totaled approximately $149.4 million at December 31, 1996. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets at December 31, 1996.

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

               Under the agreement, the Company also is required to pay Southern a quarterly fee based on specified percentages of the Company's revenue for services provided through this network. The Company's estimated costs to complete the network are approximately $4.0 million, which are expected to be incurred during 1997.

               In July 1996, the Company entered into a 20-year agreement with subsidiaries of American Electric Power ("AEP") to jointly build a 45-mile network addition in metropolitan Columbus, plus a 138-mile long-haul link to Canton, Ohio. The Company's estimated costs to complete the construction are approximately $4.7 million, which are expected to be incurred during 1997.

         (b)   Company Headquarters

               The Company has acquired property for its new headquarters and has commenced construction of an office building that the Company expects will accommodate all of the Company's Colorado operations. The total cost of the project is expected to be approximately $44.0 million, of which $9.4 million had been incurred as of December 31, 1996 and is included in construction in progress. The Company is currently negotiating financing arrangements under which the Company will lease

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14)     Commitments and Contingencies (continued)

               the office space under a long-term operating lease, and expects an agreement to be reached in the near future.

         (c)   Purchase Commitments

               The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue for that year certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

               In December 1996, the Company entered into an equipment and software licensing agreement with Northern Telecom, Inc. under which the Company has agreed to purchase $100.0 million of telecommunications equipment and software over the next three years.

               In September 1996, the Company entered into a 30-year agreement and two indefeasible rights of use ("IRU") agreements with the Los Angeles Department of Water and Power ("LADWP") for 105 miles of fiber optic capacity throughout downtown Los Angeles, Century City, West Los Angeles, Mid-Wilshire and Sherman Oaks. The agreements were subject to acceptance testing and, in January 1997, the Company paid approximately $17.5 million upon the inception of the agreements. The amount paid was included in construction in progress and current portion of capital lease obligations in the accompanying consolidated balance sheets at December 31, 1996.

               In addition to the above, the Company has entered into certain commitments to purchase assets with an aggregate purchase price of approximately $34.0 million at December 31, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(14)     Commitments and Contingencies (continued)

         (d)   Leases

               The Company leases office space and equipment under non-cancelable operating leases. Lease expense for the years ended September 30, 1994, 1995 and 1996, and the three months ended December 31, 1996, was approximately $1.3 million, $2.8 million, $5.1 million and $1.3 million, respectively. Estimated future minimum lease payments for the years subsequent to December 31, 1996 are (in thousands):

                    Due within:
                       One year             $           5,592
                       Two years                        4,368
                       Three years                      3,049
                       Four years                       2,112
                       Five years                       1,369
                       Thereafter                       4,721
                                          ======================
                                             $         21,211
                                          ======================
          (e)  Litigation

               The Company is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management and legal counsel, the ultimate resolution of these matters will not have a significant effect on the financial condition of the Company.

 (15)     Income Taxes

          Income tax expense (benefit) for the year ended September 30, 1996 is as follows (in thousands):

                                                               Year ended
                                                          September 30, 1996
                                                    --------------------------
                Current income tax expense                $       198
                Deferred income tax benefit                    (5,329)
                                                    --------------------------
                                Total                       $  (5,131)
                                                    ==========================

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(15)     Income Taxes (continued)

         Current income tax expense for the year ended September 30, 1996 represents state income tax relating to operations of companies in states requiring separate entity tax returns. Accordingly, these entities' taxable income cannot be offset by the Company's net operating loss carryforwards. No income tax expense or benefit was recorded in fiscal 1994, fiscal 1995 or the three months ended December 31, 1996.

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

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1996, and December 31, 1996 are as follows:


                                              September 30,        December 31,
                                          ---------------------   --------------
                                           1995       1996           1996
                                          --------- -----------   --------------
                                                     (in thousands)
        Deferred income tax
          liabilities:
            Property and equipment,
            due to excess
            purchase price of
            tangible assets and
            differences in depreciation
            for book and tax purposes       $ 14,935   15,011      14,106
                                          ----------  ----------  -------------
        Deferred income tax assets:
            Net operating loss
              carryforwards                  (37,695) (54,197)    (68,740)
            Accrued interest on high
              yield debt obligations
            deductible when paid                   -  (26,800)    (32,873)
            Accrued expenses not currently
              deductible for tax purposes          -   (4,351)     (2,031)
            Less valuation allowance          28,462   70,337      89,538
                                          ---------- -----------  -------------
            Net deferred income tax
            asset                             (9,233) (15,011)    (14,106)
                                          ----------- ----------  -------------
            Net deferred income tax
            liability                       $  5,702        -           -
                                          =========== ==========  =============

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(15)     Income Taxes (continued)

         As of December 31, 1996, the Company has net operating losses ("NOLs") of approximately $171.9 million for U.S. tax purposes which expire in varying amounts through 2011. However, due to the provisions of Section 382, Section 1502 and certain other provisions of the Internal Revenue Code (the "Code"), the utilization of these NOLs will be limited. The Company is also subject to certain state income tax laws, which will also limit the utilization of NOLs.

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

 (16)    Employee Benefit Plans

         The  Company  has  established  salary  reduction  savings  plans under
         Section 401(k) of the Code which the Company administers for participating employees. All full-time employees are covered under the plan after meeting minimum service and age requirements. The Company contributes a matching contribution of its Common Stock (up to 6% of annual salary) which totaled approximately $0.3 million, $0.5 million, $1.2 million and $0.5 million during the years ended September 30, 1994, 1995 and 1996, and the three months ended December 31, 1996, respectively.

(17)     Significant Customer

         During the year ended September 30, 1995, the Company had revenue from a single customer which comprised 11% of total revenue and accounts receivable which comprised 8% of the total accounts receivable balance at September 30, 1995. There were no customers which accounted for greater than 10% of revenue or accounts receivable as of, or for the years ended September 30, 1994 and 1996, or for the three months ended December 31, 1996.

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

 (18)    Summarized Financial Information of ICG Holdings, Inc.

         As discussed in note 8(a) and (b), the 12 1/2% Notes and 13 1/2% Notes issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada. The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 12 1/2% Notes and 13 1/2% Notes. However, summarized combined financial information for Holdings and subsidiaries and affiliates as of September 30, 1995 and 1996, and December 31, 1996 and for the years ended September 30, 1994, 1995 and 1996, and for the three months ended December 31, 1996 is as follows:

                   Summarized Consolidated Balance Sheet Information
                                             September 30,         December 31,
                                      ------------------------------------------
                                           1995         1996           1996
                                        ----------   ---------   ---------------
                                                  (in thousands)
          Current assets                $ 309,208     506,150           449,059
          Property and equipment, net     201,983     336,137           403,932
          Other non-current assets, net    66,737      94,046            88,183
          Current liabilities              60,036      59,963            87,423
          Long-term debt, less
            current portion               304,666     668,498           690,293
          Due to parent                   238,282       8,595            11,485
          Other long-term liabilities      37,214      76,469            73,113
          Preferred stock                  14,986     153,318           159,120
          Stockholders' deficit           (77,256)    (30,510)          (80,260)

               Summarized Consolidated and Combined Statement of Operations
                                  Information (a)


                                    Years ended September 30, Three months ended
                                   --------------------------     December 31,
                                   1994     1995      1996          1996
                                 -------- -------  ---------- ------------------
                                               (in thousands)
           Total revenue      $   58,995  111,610    169,094         56,956
           Total operating
             costs and expenses   72,509  157,384    238,908         83,934
           Operating loss        (13,514) (45,774)   (69,814)       (26,978)
           Net loss              (15,194) (68,760)  (172,687)       (49,750)

ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(18)     Summarized Financial Information of ICG Holdings, Inc. (continued)

                    (a) The 1994 amounts include FOTI and its subsidiaries which was 51% owned by Holdings-Canada. Holdings-Canada's 51% interest in FOTI was contributed to Holdings effective in February 1995 (the remaining 49% was purchased in January 1996) and, accordingly, FOTI's operations have been included in the consolidated amounts subsequent to that date.

 (19)     Condensed Financial Information of ICG Holdings (Canada), Inc.

          Condensed financial information for Holdings-Canada only as of September 30, 1995 and 1996, and December 31, 1996 and for the years ended September 30, 1994, 1995 and 1996 and for three months ended December 31, 1996 is as follows:

                                     Condensed Balance Sheet Information

                                           September 30,           December 31,
                                       --------------------   -------------------
                                         1995          1996            1996
                                       -----------  --------  -------------------
                                                  (in thousands)
          Current assets               $     249        177               165
          Advances to subsidiaries       238,282      8,595            11,485
          Property and equipment, net         21          -                 -
          Other non-current assets, net    5,355      2,841             2,793
          Current liabilities                332        200               199
          Long-term debt, less current
            portion                       74,434        491                65
          Due to parent                        -        453             1,566
          Share of losses of subsidiary   77,256     30,510            80,260
          Shareholders' equity (deficit)  91,885    (20,041)          (67,647)

                                  Condensed Statement of Operations Information

                                                                    Three
                                   Years ended September 30,     months ended
                                  ----------------------------    December 31,
                                       1994      1995     1996         1996
                                  -----------  -------- ------- ---------------
                                              (in thousands)
         Total revenue            $       -         -        -           -
         Total operating costs
          and expenses                1,024      1,309     3,438        73
         Operating loss              (1,024)    (1,309)   (3,438       (73)
         Losses from subsidiaries   (15,194)   (68,760) (172,687)  (49,750)
         Net loss attributable to
         common shareholders        (23,868)   (76,648) (184,107)  (49,823)


ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
----------------------------------------------------------------------------

(20)  Condensed Financial Information of ICG Communications, Inc.
      (Parent company)

        The sole asset of ICG is its investment in Holdings-Canada. ICG has no operations other than those of Holdings-Canada and its subsidiaries.

                          FINANCIAL STATEMENT SCHEDULE

                                                                     Page
ICG Communications, Inc.                                             -----


Independent Auditors' Report                                          S-2

Schedule II:  Valuation and Qualifying Accounts                       S-3

                          Independent Auditors' Report




The Board of Directors and Stockholders
ICG Communications, Inc.:


Under the date of February 21, 1997, we reported on the consolidated balance sheets of ICG Communications, Inc. and subsidiaries as of September 30, 1995 and 1996, and December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended September 30, 1996, and the three-month period ended December 31, 1996 as contained in the Company's Transition Report on Form 10-K for the transition period from October 1, 1996 to December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

As explained in note 2 to the consolidated financial statements, during the year ended September 30, 1996, the Company changed its method of accounting for long-term telecom services contracts.




                                                 KPMG Peat Marwick LLP


Denver, Colorado
February 21, 1997

                                   Schedule II
ICG COMMUNICATIONS, INC.
AND SUBSIDIARIES

Valuation and Qualifying Accounts
-------------------------------------------------------------------------------

                                                 (in thousands)



                               Balance at  Charged to                Balance at
                               Beginning   Costs and    Deductions/    End of
                               of Period   Expenses     Writeoffs      Period
                               ---------- ------------  -----------  ----------

Allowance for uncollectible
trade receivables:

  Year ended September 30, 1994  $   111        1,791          (841)      1,061
                                 --------    ----------  ------------ ----------

  Year ended September 30, 1995  $ 1,061        2,360         (1,204)     2,217
                                 --------    ----------   -----------  ---------

  Year ended September 30, 1996  $ 2,217        1,585         (1,293)     2,509
                                 --------    ----------   -----------  ---------

  Three months ended December
  31, 1996                       $ 2,509          914           (908)     2,515
                                 --------    -----------  -----------  ---------

Allowance for uncollectible
note receivable:

  Year ended September 30, 1994  $     -            -              -          -
                                 --------   ------------  ----------- ----------

  Year ended September 30, 1995  $     -          175              -        175
                                 --------   ------------  ----------- ----------

  Year ended September 30, 1996  $   175        7,100              -      7,275
                                 --------   ------------  ----------- ----------

  Three months ended December
  31, 1996                       $ 7,275            -              -      7,275
                                 --------   ------------  ----------- ----------

Allowance for investment
impairment:

  Year ended September 30, 1994  $     -            -              -          -
                                 --------   -------------  ---------- ----------

  Year ended September 30, 1995  $     -        2,000              -      2,000
                                 --------   -------------- ---------- ----------

  Year ended September 30, 1996  $ 2,000            -              -      2,000
                                 --------   -------------- ---------- ----------

  Three months ended December
  31, 1996                       $ 2,000            -              -      2,000
                                 ---------  -------------- ---------- ----------





                 See accompanying independent auditors' report.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                     TRANSITION REPORT ON FORM 10-K for the
           transition period from October 1, 1996 to December 31, 1996

       Filed Pursuant to Section 13 of the Securities Exchange Act of 1934

                                    EXHIBITS

10.44:        Consulting Services Agreement, by and between IntelCom Group Inc.
              and International Communications Consulting, Inc., effective January 1, 1996.

10.45: Confidential General Release and Covenant Not to Sue, by and between ICG Communications, Inc. and John D. Field, dated November 5, 1996.

21:           Subsidiaries of the Registrant.

23.1:         Consent of KPMG Peat Marwick LLP.

27:           Financial Data Schedule.

                                  EXHIBIT 10.44

         Consulting Services Agreement, by and between IntelCom Group Inc. and International Communications Consulting, Inc., effective January 1, 1996.

                                  EXHIBIT 10.45

          Confidential General Release and Covenant Not to Sue, by and between ICG Communications, Inc. and John D. Field, dated November 5, 1996.

                                   EXHIBIT 21

                         Subsidiaries of the Registrant

                                  EXHIBIT 23.1

                        Consent of KPMG Peat Marwick LLP

                                   EXHIBIT 27


                             Financial Data Schedule

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 1997.

                                    ICG Communications, Inc.

                                    By:      /s/J. Shelby Bryan
                                             J. Shelby Bryan
                                             President, Chief Executive Officer
                                             and Director

Pusuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

       Signature                        Title                          Date
                           Chairman of the Board of
/s/William J. Laggett      Directors                           February 19, 1997
------------------------
William J. Laggett
                           President, Chief Executive
                           Officer and Director (Principal
/s/J. Shelby Bryan         Executive Officer)                  February 19, 1997
-------------------------
J. Shelby Bryan
                           Executive Vice President, Chief
                           Financial Officer and Treasurer
/s/James D. Grenfell       (Principal Financial Officer)       February 19, 1997
-------------------------
James D. Grenfell
                           Vice President and Corporate
                           Controller (Principal Accounting
/s/Richard Bambach         Officer)                            February 19, 1997
-------------------------
Richard Bambach

/s/Harry R. Herbst         Director                            February 19, 1997
-------------------------
Harry R. Herbst

/s/Stan McLelland          Director                            February 19, 1997
-------------------------
Stan McLelland

/s/Jay E. Ricks            Director                            February 19, 1997
-------------------------
Jay E. Ricks

/s/Leontis Teryazos        Director                            February 19, 1997
--------------------------
Leontis Teryazos

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 1997.

                                         ICG Holdings (Canada), Inc.

                                         By:     /s/J. Shelby Bryan

                                                 J. Shelby Bryan
                                                 President, Chief Executive
                                                 Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature                Title                                 Date

                         Chairman of the Board of
/s/William J. Laggett    Directors                             February 19, 1997
-----------------------
William J. Laggett
                         President, Chief Executive Officer
                         and Director (Principal Executive
/s/J. Shelby Bryan       Officer)                              February 19, 1997
------------------------
J. Shelby Bryan
                         Executive Vice President,  Chief
                         Financial  Officer and Treasurer
/s/James D. Grenfell     (Principal Financial Officer)         February 19, 1997
------------------------
James D. Grenfell
                         Vice President and Corporate
                         Controller (Principal Accounting
/s/Richard Bambach       Officer)                              February 19, 1997
------------------------
Richard Bambach

/s/Harry R. Herbst       Director                              February 19, 1997
------------------------
Harry R. Herbst

/s/Jay E. Ricks          Director                              February 19, 1997
------------------------
Jay E. Ricks

/s/Gregory C.K. Smith    Director                              February 19, 1997
------------------------
Gregory C.K. Smith

/s/Leontis Teryazos      Director                              February 19, 1997
------------------------
Leontis Teryazos

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 1997.

                                            ICG Holdings, Inc.

                                            By:      /s/J. Shelby Bryan
                                                     J.Shelby Bryan
                                                     Chairman of the Board of
                                                     Directors, President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

Signature               Title                                           Date

                        Chairman  of  the  Board  of
                        Directors, President and Chief
/s/J. Shelby Bryan      Executive Officer (Principal
----------------------  Executive Officer)                     February 19, 1997
J. Shelby Bryan
                        Executive Vice  President,  Chief
/s/James D. Grenfell    Financial Officer, Treasurer and
----------------------- Director (Principal Financial Officer) February 19, 1997 James D. Grenfell
                        Vice President and Corporate
/s/Richard Bambach      Controller (Principal Accounting
----------------------- Officer)                               February 19, 1997
Richard Bambach

/s/William J. Maxwell   Executive Vice President-Telecom
----------------------- and Director                           February 19, 1997
William J. Maxwell

/s/Mark S. Helwege      Executive Vice President-Network
----------------------- and Director                           February 19, 1997
Mark S. Helwege