Form 10-Q
period 1999-06-30
ICG HOLDINGS CANADA CO /CO/
filed 1999-10-22
CIK 786343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                      (Commission File Number 1-11965) ICG
                              COMMUNICATIONS, INC.
                      (Commission File Number 1-11052) ICG
                              HOLDINGS (CANADA) CO.
                      (Commission File Number 33-96540) ICG
                                 HOLDINGS, INC.
           (Exact names of registrants as specified in their charters)


------------------------------------------ -------------------------------------
Delaware                                   84-1342022
Nova Scotia                                Not Applicable
Colorado                                   84-1158866
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)
------------------------------------------ -------------------------------------
161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
161 Inverness Drive West                   c/o ICG Communications, Inc.
Englewood, Colorado 80112                  161 Inverness Drive West
                                           Englewood, Colorado 80112

161 Inverness Drive West                   Not applicable
Englewood, Colorado 80112
(Address of principal executive offices)   (Address of U.S. agent for service)
------------------------------------------ -------------------------------------
 Registrants' telephone numbers, including area codes: (888) 424-1144 or (303)
                                    414-5000

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of registrants' outstanding common shares as of August 13, 1999 were 47,342,835, 31,931,558 and 1,918, respectively. ICG Canadian
Acquisition, Inc., a wholly owned subsidiary of ICG Communications, Inc., owns all of the issued and outstanding common shares of ICG Holdings (Canada) Co. ICG Holdings (Canada) Co. owns all of the issued and outstanding shares of ICG Holdings, Inc.

                                TABLE OF CONTENTS




PART I........................................................................ 3
   ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...................... 3
            Consolidated Balance Sheets as of December 31, 1998 and
               June 30, 1999 (unaudited)...................................... 3
             Consolidated Statements of Operations (unaudited) for the
               Three Months and Six Months Ended June 30, 1998 and 1999....... 5
            Consolidated Statement of Stockholders' Deficit (unaudited)
               for the Six Months Ended June 30, 1999 ........................ 7
            Consolidated Statements of Cash Flows (unaudited) for the
               Six Months Ended June 30, 1998 and 1999 ....................... 8
            Notes to Consolidated Financial Statements, December 31, 1998
               and June 30, 1999 (unaudited)..................................10
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ........................................26
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......43

PART II   ....................................................................45
   ITEM 1.  LEGAL PROCEEDINGS ................................................45
   ITEM 2.  CHANGES IN SECURITIES ............................................45
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................45
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............45
   ITEM 5.  OTHER INFORMATION ................................................45
   ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K ..................................45
            Exhibits .........................................................45
            Report on Form 8-K ...............................................46

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 December 31, 1998 and June 30, 1999 (unaudited)


                                                                               December 31,               June 30,
                                                                                   1998                     1999
                                                                            --------------------     --------------------
    Assets                                                                                 (in thousands)
    Current assets:
       Cash and cash equivalents                                             $      210,307                234,713
       Short-term investments available for sale                                     52,000                 30,646
       Receivables:
          Trade, net of allowance of $14,351 and $20,823 at December 31,
            1998 and June 30, 1999, respectively (note 6)                           113,030                160,990
          Other                                                                         529                    587
                                                                            --------------------     --------------------
                                                                                    113,559                161,577

       Inventory                                                                          -                     67
       Prepaid expenses and deposits                                                 11,530                 11,520
       Net current assets of discontinued operations (note 3)                            66                 10,980
                                                                            --------------------     --------------------

          Total current assets                                                      387,462                449,503
                                                                            --------------------     --------------------

    Property and equipment                                                        1,064,112              1,299,116
       Less accumulated depreciation                                               (156,054)              (195,747)
                                                                            --------------------     --------------------
          Net property and equipment                                                908,058              1,103,369
                                                                            --------------------     --------------------

    Restricted cash                                                                  16,912                 13,372
    Investments in debt securities available for sale and restricted
      preferred stock (note 4)                                                            -                 27,686
    Other assets, net of accumulated amortization:
       Goodwill                                                                     110,513                105,575
       Deferred financing costs                                                      35,958                 33,678
       Transmission and other licenses                                                5,646                  1,207
       Deposits and other                                                            22,324                 14,152
                                                                            --------------------     -------------------
                                                                                    174,441                154,612
                                                                            --------------------     -------------------

    Net non-current assets of discontinued operations (note 3)                      102,774                 48,475
                                                                            --------------------     -------------------

          Total assets (note 7)                                              $    1,589,647              1,797,017
                                                                            ====================     ===================
                                                                                                             (Continued)


                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                            December 31,             June 30,
                                                                                1998                   1999
                                                                         -------------------    -------------------
Liabilities and Stockholders' Deficit                                                 (in thousands)
Current liabilities:
   Accounts payable                                                      $        30,424               22,193
   Accrued liabilities                                                            51,565               75,443
   Deferred revenue (note 6)                                                       5,647               38,545
   Deferred gain on sale (note 3)                                                      -               15,502
   Current portion of capital lease obligations (note 6)                           4,846                8,535
   Current portion of long-term debt (note 5)                                         46                   46
                                                                         -------------------    -------------------
      Total current liabilities                                                   92,528              160,264
                                                                         -------------------    -------------------

Capital lease obligations, less current portion (note 6)                          62,946               63,314
Long-term debt, net of discount, less current portion (note 5)                 1,598,998            1,726,525
Other long-term liabilities                                                            -                  431
                                                                         -------------------    -------------------

   Total liabilities                                                           1,754,472            1,950,534
                                                                         -------------------    -------------------

Redeemable preferred stock of subsidiary ($371.2 million liquidation
   value at June 30, 1999) (note 5)                                              338,310              363,700

Company-obligated  mandatorily  redeemable  preferred  securities of subsidiary limited  liability company which holds solely Company
   preferred stock ($133.4 million liquidation value at June 30, 1999)           128,042              128,233

Stockholders' deficit:
   Common stock,  $0.01 par value,  100,000  shares  authorized;
      46,360,185 and 47,110,309 shares issued and outstanding at
      December 31, 1998 and June 30, 1999, respectively                              464                  471
   Additional paid-in capital                                                    577,940              589,239
   Accumulated deficit                                                        (1,209,462)          (1,235,160)
   Accumulated other comprehensive loss                                             (119)                   -
                                                                         -------------------    -------------------
      Total stockholders' deficit                                               (631,177)            (645,450)
                                                                         -------------------    -------------------

Commitments and contingencies (notes 5 and 6)

      Total liabilities and stockholders' deficit                        $     1,589,647            1,797,017
                                                                         ===================    ===================

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 1998 and 1999


                                                               Three months ended June 30,       Six months ended June 30,
                                                              -------------------------------  -------------------------------
                                                                   1998            1999             1998            1999
                                                              ---------------  --------------  ---------------  --------------
                                                                           (in thousands, except per share data)

Revenue (note 7)                                               $   64,215          117,654        122,702          221,985

Operating costs and expenses:
   Operating costs                                                 43,310           59,458         88,968          113,107
   Selling, general and administrative expenses                    37,832           42,975         73,214           85,783
   Depreciation and amortization (note 7)                          18,589           44,683         31,595           81,058
   Provision for impairment of long-lived assets (note 8)               -           29,300              -           29,300
   Other, net                                                          (7)             398            498             (535)
                                                              ---------------  --------------  ---------------  --------------
      Total operating costs and expenses                           99,724          176,814        194,275          308,713
                                                              ---------------  --------------  ---------------  --------------

      Operating loss                                              (35,509)         (59,160)       (71,573)         (86,728)

Other income (expense):
   Interest expense (note 7)                                      (41,482)         (51,308)       (75,904)         (98,746)
   Interest income                                                  8,490            3,793         13,985            7,897
   Other expense, net, including realized and unrealized
     gains and losses on marketable trading securities
     (note 4)                                                        (320)          (1,843)          (612)          (2,343)
                                                              ---------------  --------------  ---------------  --------------
                                                                  (33,312)         (49,358)       (62,531)         (93,192)
                                                              ---------------  --------------  ---------------  --------------

Loss from continuing operations before preferred dividends
   and extraordinary gain                                         (68,821)        (108,518)      (134,104)        (179,920)
Accretion and preferred dividends on preferred securities of
   subsidiaries                                                   (13,595)         (15,241)       (26,787)         (30,045)
                                                              ---------------  --------------  ---------------  --------------

Loss from continuing operations before extraordinary gain         (82,416)        (123,759)      (160,891)        (209,965)

Discontinued operations (note 3):
   Net loss from discontinued operations                          (18,420)            (692)       (41,700)            (803)
   Loss on disposal of discontinued operations, including
     provision of $0.3 million for operating losses during
     phase out period                                                   -           (7,959)             -           (7,959)
                                                              ---------------  --------------  ---------------  --------------
                                                                  (18,420)          (8,651)       (41,700)          (8,762)
                                                              ---------------  --------------  ---------------  --------------
Extraordinary gain on sales of operations of NETCOM, net of
   income taxes of $6.4 million (note 3)                                -                -              -          193,029
                                                              ---------------  --------------  ---------------  --------------

     Net loss                                                  $ (100,836)        (132,410)      (202,591)         (25,698)
                                                              ===============  ==============  ===============  ==============

Other comprehensive income - foreign currency translation
   adjustment                                                        (181)               -            (76)               -
                                                              ---------------  --------------  ---------------  --------------

     Comprehensive loss                                        $ (101,017)        (132,410)      (202,667)         (25,698)
                                                              ===============  ==============  ===============  ==============
                                                                                                                  (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                               Three months ended June 30,       Six months ended June 30,
                                                              -------------------------------  -------------------------------
                                                                   1998            1999             1998            1999
                                                              ---------------  --------------  ---------------  --------------
                                                                           (in thousands, except per share data)

Net loss per share - basic and diluted:
   Loss from continuing operations                            $    (1.84)           (2.63)          (3.61)           (4.49)
   Net loss from discontinued operations                           (0.41)           (0.19)          (0.93)           (0.19)
   Extraordinary gain on sales of operations of NETCOM                  -                -              -             4.13
                                                              ---------------  --------------  ---------------  --------------
     Net loss per share - basic and diluted                   $    (2.25)           (2.82)          (4.54)           (0.55)
                                                              ===============  ==============  ===============  ==============

Weighted average number of shares outstanding - basic and
    diluted                                                       44,865           46,988          44,588           46,763
                                                              ===============  ==============  ===============  ==============

          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Deficit (unaudited)
                         Six Months Ended June 30, 1999



                                                                                                      Accumulated
                                                     Common stock        Additional                      other            Total
                                                -----------------------    paid-in    Accumulated    comprehensive    stockholders'
                                                  Shares      Amount      capital       deficit          loss            deficit
                                                ----------- ----------- ------------- -------------  --------------  --------------
                                                                                      (in thousands)

Balances at January 1, 1999                        46,360   $    464       577,940       (1,209,462)          (119)      (631,177)
   Shares issued for cash in connection with the
     exercise of options and warrants                 525          5         7,090                -              -          7,095
   Shares issued for cash in connection with the
     employee stock purchase plan                     127          1         2,133                -              -          2,134
   Shares issued as contribution to 401(k) plan        98          1         2,076                -              -          2,077
   Reversal of cumulative foreign currency
     translation adjustment (note 3)                    -          -             -                -            119            119
   Net loss                                             -          -             -          (25,698)             -        (25,698)
                                                =========== =========== ============= ==============  =============  ==============
Balances at June 30, 1999                          47,110   $    471       589,239       (1,235,160)             -       (645,450)
                                                =========== =========== ============= ==============  =============  ==============


          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1998 and 1999

                                                                                               Six months ended June 30,
                                                                                           -----------------------------------
                                                                                               1998                 1999
                                                                                           --------------      ---------------
                                                                                                     (in thousands)

Cash flows from operating activities:
   Net loss                                                                                 $   (202,591)          (25,698)
   Loss from discontinued operations                                                              41,700             8,762
   Extraordinary gain on sales of discontinued operations                                              -          (193,029)
   Adjustments to reconcile net loss to net cash used by operating activities:
       Recognition of deferred gain                                                                    -           (10,498)
       Accretion and preferred dividends on preferred securities of subsidiaries                  26,787            30,045
       Depreciation and amortization                                                              31,595            81,058
       Provision for impairment of long-lived assets                                                   -            29,300
       Deferred compensation                                                                           -               431
       Net loss (gain) on disposal of long-lived assets                                              498              (966)
       Gain on marketable trading securities                                                           -              (439)
       Provision for uncollectible accounts                                                        3,645             8,103
       Interest expense deferred and included in long-term debt                                   73,164            94,473
       Interest expense deferred and included in capital lease obligations                         2,831             2,672
       Amortization of deferred financing costs included in interest expense                       1,820             2,283
       Interest expense capitalized on assets under construction                                  (5,469)           (6,708)
       Contribution to 401(k) plan through issuance of common stock                                1,509             2,077
       Change in  operating  assets and  liabilities,  excluding  the effects of dispositions and non-cash transactions:
            Receivables                                                                          (25,103)          (60,100)
            Inventory                                                                                  -               139
            Prepaid expenses and deposits                                                            555             3,104
            Deferred advertising costs                                                            (1,361)                -
            Accounts payable and accrued liabilities                                              18,780           (21,095)
            Deferred revenue                                                                         787            34,090
                                                                                           --------------      ---------------
               Net cash used by operating activities                                             (30,853)          (21,996)
                                                                                           --------------      ---------------
Cash flows from investing activities:
  Increase in long-term notes receivable from affiliates and others                               (4,910)                -
  Acquisition of property, equipment and other assets                                           (150,044)         (229,747)
  Payments for construction of corporate headquarters                                             (4,944)                -
  Proceeds from sales of operations of NETCOM, net of cash included in sale                            -           252,881
  Proceeds from disposition of property, equipment and other assets                                  145             4,302
  Proceeds from sale of corporate headquarters, net of selling and other costs                    29,094                 -
  Proceeds from sales of short-term investments available for sale                                96,281            21,354
  Proceeds from sale of marketable securities                                                          -            30,439
  Decrease in restricted cash                                                                      3,813             3,540
  Purchase of investments                                                                              -           (27,686)
  Purchase of minority interest in subsidiary                                                          -            (4,189)
                                                                                           --------------      ---------------
       Net cash (used) provided by investing activities                                          (30,565)           50,894
                                                                                           --------------      ---------------
                                                                                                                  (Continued)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES


                                                                                               Six months ended June 30,
                                                                                          -------------------------------------
                                                                                                 1998                  1999
                                                                                          -------------------   ---------------
                                                                                                     (in thousands)

Cash flows from financing activities:
  Proceeds from issuance of common stock:
      Sale by subsidiary                                                                  $          3,385                   -
      Exercise of options and warrants                                                              11,668               7,095
      Employee stock purchase plan                                                                     884               2,134
  Proceeds from issuance of long-term debt                                                         550,574                   -
  Deferred long-term debt issuance costs                                                           (17,205)                  -
Principal payments on capital lease obligations                                                     (8,952)             (9,589)
Principal payments on long-term debt                                                                (2,350)                (23)
Payments of preferred dividends                                                                     (4,463)             (4,463)
                                                                                          -------------------   ---------------
    Net cash provided (used) by financing activities                                                533,541             (4,846)
                                                                                          -------------------   ---------------

    Net increase in cash and cash equivalents                                                       472,123             24,052
    Net cash (used) provided by discontinued operations                                             (14,484)               354
Cash and cash equivalents, beginning of period                                                      120,574            210,307
                                                                                          ===================   ===============
Cash and cash equivalents, end of period                                                  $         578,213            234,713
                                                                                          ===================   ===============

Supplemental disclosure of cash flows information of continuing operations:
   Cash paid for interest                                                                 $           3,558              6,026
                                                                                          ===================   ================

   Cash paid for income taxes                                                             $               -                931
                                                                                          ===================   ================

Supplemental schedule of non-cash investing and activities of continuing operations:
      Acquisition of corporate headquarters assets through the issuance of long-term debt
        and conversion of security deposit (note 5)                                       $               -             33,077
                                                                                          ===================   ================
      Assets acquired under capital leases                                                $               -              6,190
                                                                                          ===================   ================


          See accompanying notes to consolidated financial statements.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 December 31, 1998 and June 30, 1999 (unaudited)


(1)       Organization and Basis of Presentation

          ICG Communications, Inc., a Delaware corporation ("ICG"), was incorporated on April 11, 1996 and is the publicly-traded U.S. parent company of ICG Funding, LLC, a special purpose Delaware limited liability company ("ICG Funding"), ICG Holdings (Canada) Co., a Nova Scotia unlimited liability company ("Holdings-Canada"), ICG Holdings, Inc., a Colorado corporation ("Holdings"), and ICG Services, Inc., a Delaware corporation ("ICG Services"), and their subsidiaries. ICG and its subsidiaries are collectively referred to as the "Company."

          The Company's principal business activity is telecommunications services, including Telecom Services, and until the completion of the sales of such operations, Network Services and Satellite Services. Telecom Services consists primarily of the Company's competitive local exchange carrier operations which provide local, long distance and data services to business end users, Internet service providers ("ISPs") and long distance carriers and resellers. Additionally, in February 1999, the Company began marketing Internet access and enhanced network services to ISPs and other telecommunications providers. Network Services supplies information technology services and selected networking products, focusing on network design, installation, maintenance and support for a variety of end users, including Fortune 1000 firms and other large businesses and telecommunications companies. Satellite Services consists of satellite voice, data and video services provided to major cruise ship lines, the U.S. Navy, the offshore oil and gas industry and integrated communications providers.

          On January 21, 1998, the Company completed a merger with NETCOM On-Line Communication Services, Inc. ("NETCOM"). At the effective time of the merger, each outstanding share of NETCOM common stock, $.01 par value, was automatically converted into shares of ICG common stock, $.01 par value ("ICG Common Stock"), at an exchange ratio of 0.8628 shares of ICG Common Stock per NETCOM common share. The Company issued approximately 10.2 million shares of ICG Common Stock in connection with the merger, valued at approximately $284.9 million on the date of the merger. The business combination was accounted for as a pooling of interests. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM (see note 3) and, accordingly, the Company's consolidated financial statements prior to March 16, 1999 reflect the operations and net assets of NETCOM as discontinued. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead") (see note 3).

          On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in Network Services and Satellite Services (see note 3) and, accordingly, the Company's consolidated financial statements reflect the operations and net assets of Network Services and Satellite Services as discontinued for all periods presented.

(2)      Significant Accounting Policies

         (a)   Basis of Presentation

               The Company's financial statements should be read in conjunction with ICG's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature.

                   ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)      Significant Accounting Policies (continued)

               Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

               All significant intercompany accounts and transactions have been eliminated in consolidation.

         (b)   Net Loss Per Share

               Basic and diluted net loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Weighted average number of shares outstanding represents ICG Common Stock outstanding for the six months ended June 30, 1999 and combined ICG Common Stock and Holdings-Canada Class A common shares outstanding for the six months ended June 30, 1998. Potential common stock, which includes options, warrants and convertible subordinated notes and preferred securities, are not included in the net loss per share calculation as their effect is anti-dilutive. The Company has presented net loss per share from discontinued operations and extraordinary gain on sales of operations of NETCOM in the consolidated statement of operations for all periods presented.

         (c)   Reclassifications

               Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

 (3)      Discontinued Operations

          Net loss from discontinued operations consists of the following:

                                                             Three months ended                  Six months ended
                                                                  June 30,                           June 30,
                                                       -------------------------------    -------------------------------
                                                           1998              1999             1998              1999
                                                       -------------     -------------    --------------    -------------
                                                                                (in thousands)

        Network Services (a)                           $    (2,355)             (703)          (6,180)           (1,115)
        Satellite Services (b)                              (4,664)               11           (3,927)              312
        Zycom (c)                                             (801)                -           (3,199)                -
        NETCOM (d)                                         (10,600)                -          (28,394)                -
                                                       -------------     -------------    --------------    -------------
            Net loss from discontinued operations      $   (18,420)             (692)         (41,700)             (803)
                                                       =============     =============    ==============    =============

         (a)   Network Services

               On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in its wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, "Network Services"). The Company's plan of disposal consists of a sale for cash proceeds of the business of Network Services. On July 19, 1999, the Company signed a letter of intent to sell all of the capital stock of Network Services to a third party for cash proceeds of approximately $24.0 million. The Company anticipates the sale of Network Services will be completed within the next 12 months.

               The Company's consolidated financial statements reflect the operations of Network Services as discontinued for all periods presented. Additionally, during the three months ended June 30,

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)       Discontinued Operations (continued)

               1999, the Company accrued approximately $8.0 million for estimated losses on disposal of Network Services, including approximately $0.3 million for estimated operating losses of Network Services during the phase out period. Included in net current assets and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Network Services:

                                                        December 31,         June 30,
                                                            1998               1999
                                                     ------------------- ------------------
                                                                  (in thousands)

Cash and cash equivalents                            $           846               1,519
Receivables, net                                              21,237              21,849
Inventory, prepaid expenses and deposits                       1,888               2,812
Accounts payable, accrued liabilities and
   other current liabilities                                  (5,752)            (16,106)
                                                     ------------------- ------------------

   Net current assets of Network Services            $        18,219              10,074
                                                     =================== ==================

Property and equipment, net                          $         3,686               3,103
Goodwill, net                                                  9,865               9,275
Other assets                                                      93                  79
Capital lease obligations, less current portion                 (413)               (329)
                                                     ------------------- ------------------

   Net non-current assets of Network Services        $        13,231              12,128
                                                     =================== ==================

         (b)   Satellite Services

               On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the Company's investments in ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, "Satellite Services"). The Company's plan of disposal consists of a sale for cash proceeds of the business of Satellite Services. On August 11, 1999, the Company entered into a definitive agreement to sell all of the capital stock of Satellite Services to a third party for cash proceeds of approximately $100.0 million. The company expects to record a gain on the sale of Satellite Services, which gain will be included in the Company's consolidated financial statements in the period of disposal. The Company anticipates the sale of Satellite Services will be completed within the next 12 months.

               The Company's consolidated financial statements reflect the operations of Satellite Services as discontinued for all periods presented. Included in net current assets and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Satellite Services:

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)       Discontinued Operations (continued)

                                                        December 31,         June 30,
                                                            1998               1999
                                                     ------------------- ------------------
                                                                 (in thousands)
Receivables, net                                     $        10,342               5,266
Inventory, prepaid expenses and deposits                       1,440               2,212
Accounts payable and accrued liabilities                      (6,664)             (5,753)
                                                     ------------------- ------------------

   Net current assets of Satellite Services          $         5,118               1,725
                                                     =================== ==================

Property and equipment, net                          $        22,390              24,416
Goodwill, net                                                 10,125               9,300
Other assets, net                                              2,785               2,631
                                                     ------------------- ------------------

   Net non-current assets of Satellite Services      $         35,300             36,347
                                                     =================== ==================

            (c)    Zycom

               The Company owns a 70% interest in Zycom Corporation ("Zycom") which, through its wholly owned subsidiary, Zycom Network Services, Inc. ("ZNSI"), operated an 800/888/900 number services bureau and a switch platform in the United States and supplied information providers and commercial accounts with audiotext and customer support services. In June 1998, Zycom was notified by its largest customer of the customer's intent to transfer its call traffic to another service bureau. In order to minimize the obligation that this loss in call traffic would generate under Zycom's volume discount agreements with AT&T Corp. ("AT&T"), its call transport provider, ZNSI entered into an agreement on July 1, 1998 with an unaffiliated entity, ICN Limited ("ICN"), whereby ZNSI assigned the traffic of its largest audiotext customer and its other 900-number customers to ICN, effective October 1, 1998. As part of this agreement, ICN assumed all minimum call traffic volume obligations to AT&T.

               The call traffic assigned to ICN represented approximately 86% of Zycom's revenue for the year ended December 31, 1998. The loss of this significant portion of Zycom's business, despite management's best efforts to secure other sources of revenue, raised substantial doubt as to Zycom's ability to operate in a manner which would benefit Zycom's or the Company's shareholders. Accordingly, on August 25, 1998, Zycom's board of directors approved a plan to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers. On January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party for total proceeds of $0.2 million. As Zycom's assets were recorded at estimated fair market value at December 31, 1998, no gain or loss was recorded on the sale during the six months ended June 30, 1999. Zycom anticipates the disposition of its remaining assets and the discharge of its remaining operating liabilities will be completed in 1999.

               The Company's consolidated financial statements reflect the operations of Zycom as discontinued for all periods presented. Zycom reported net losses from operations of approximately $1.2 million for the period from August 25, 1998 to December 31, 1998 and reported no income or losses from operations for the six months ended June 30, 1999. The Company has accrued for all expected future net losses of Zycom. Included in net current

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)       Discontinued Operations (continued)

               liabilities and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of Zycom:

                                                                           December 31,             June 30,
                                                                               1998                   1999
                                                                        -------------------    --------------------
                                                                                      (in thousands)
               Cash and cash equivalents                                $            47                      -
               Receivables, net                                                      90                      -
               Prepaid expenses and deposits                                         11                      1
               Accounts payable and accrued liabilities                          (1,092)                  (820)
                                                                        -------------------    --------------------

                   Net current liabilities of Zycom                     $          (944)                  (819)
                                                                        ===================    ====================

               Net non-current assets of Zycom - property and
                   equipment, net                                       $           220                      -
                                                                        ===================    ====================

          (d)    NETCOM

               On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million for the Company's network capacity, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services to MindSpring and intends to provide similar services to other ISPs and telecommunications providers in the future. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

               On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp., a Canadian entity, and Providence Equity Partners, located in Providence, Rhode Island ("Providence"), together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

               During the six months ended June 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expects to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $26.0 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds are recognized in the Company's statement of operations as the Company incurs cash operating losses under the network capacity agreement.
               Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred. During the three months and six months ended June 30, 1999, the Company applied $3.8 million and $10.5 million, respectively, of deferred proceeds from the sale of the operating assets and liabilities of NETCOM to the network capacity agreement with MindSpring, which entirely offset the costs of the Company's operations under the agreement. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

(4)      Investments

          As discussed in note 3, the Company received 376,116 shares of common stock of MindSpring, valued at $79.76 per share, or $30.0 million, at the time of the transaction, as partial consideration for the sale of the domestic operations of NETCOM. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company has recorded a gain of approximately $0.4 million in its statement of operations for the six months ended June 30, 1999.

          On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier ("CLEC") based in San Francisco, California ("NorthPoint"). The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as provided in the relevant documentation, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the NorthPoint Preferred Stock until March 23, 2000. On May 5, 1999, NorthPoint completed the initial public offering of its common stock, at which time the NorthPoint Preferred Stock, and additional shares of NorthPoint Preferred Stock obtained as a result of stock splits, were automatically converted into shares of Class B common stock, a nonvoting class of common stock of NorthPoint (the "NorthPoint Class B Shares"), which are convertible on or after March 23, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company will account for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares are converted into voting and tradable common stock of NorthPoint, after which the investment will be classified as a trading security.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)      Long-term Debt and Redeemable Preferred Stock of Subsidiary

          Long-term debt is summarized as follows:

                                                                                 December 31,            June 30,
                                                                                     1998                  1999
                                                                              -------------------    -----------------
                                                                                          (in thousands)

           9 7/8% Senior discount notes of ICG Services, net of discount      $        266,918             280,096
           10% Senior discount notes of ICG Services, net of discount                  327,699             344,087
           11 5/8% Senior discount notes of Holdings, net of discount                  122,528             129,650
           12 1/2% Senior discount notes of Holdings, net of discount                  414,864             440,794
           13 1/2% Senior discount notes of Holdings, net of discount                  465,886             497,741
           Mortgage loan payable with interest at 8 1/2%, due monthly
               into 2009, secured by building                                            1,084               1,061
           Mortgage loan payable with variable rate of interest (14.77% at
               June 30, 1999) due in full on January 31, 2013, secured by
               corporate headquarters (a)                                                    -              33,077
           Other                                                                            65                  65
                                                                              -------------------    -----------------
                                                                                     1,599,044           1,726,571
              Less current portion                                                         (46)                (46)
                                                                              -------------------    -----------------
                                                                              $      1,598,998           1,726,525
                                                                              ===================    =================

              (a) Mortgage Loan Payable

                  Effective January 1, 1999, the Company purchased its corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.4 million, which amount represents historical cost and approximates fair value. The Company, through a newly formed subsidiary, financed the purchase primarily through a loan secured by a mortgage on the Corporate Headquarters, guaranteed by ICG Services, Inc. The amended loan agreement, dated May 1, 1999, requires monthly interest payments at an initial interest rate of 14.77% per annum which rate increases annually by 0.003%, with the mortgage balance due January 31, 2013. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the original sales price, which option is exercisable from January 1, 2004 through January 31, 2012.

             (b)  Senior Facility

                  On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and is secured by the assets of ICG Equipment and NetAhead.

                  As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option (10.5% on August 12, 1999). Quarterly repayments commence September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(5)      Long-term Debt and Redeemable Preferred Stock of Subsidiary (continued)

                  On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan, which is available through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option (10.125% on August 12, 1999). Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005.
                  The $100.0 million term loan matures on June 30, 2005.

                  The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option.

                  The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results and the results of ICG Services. The Company is required to pay commitment fees ranging from 0.625% to 1.375% for the unused portion of available borrowings under the Senior Facility.

             Redeemable preferred stock of subsidiary is summarized as follows:

                                                                      December 31,                June 30,
                                                                          1998                      1999
                                                                  ----------------------     -------------------
                                                                                   (in thousands)
           14% Exchangeable preferred stock of Holdings,
             mandatorily redeemable in 2008                       $        124,867                 134,179
           14 1/4% Exchangeable preferred stock of Holdings,
             mandatorily redeemable in 2007                                213,443                 229,521
                                                                  ----------------------     -------------------
                                                                  $        338,310                 363,700
                                                                  ======================     ===================

 (6)      Commitments and Contingencies

          (a)  Network Construction

               In March 1996, the Company and Southern California Edison Company ("SCE") entered into a 25-year agreement under which the Company will license 1,258 miles of fiber optic cable in Southern California, and can install up to 500 additional miles of fiber optic cable. This network, which will be maintained and operated primarily by the Company, stretches from Los Angeles to southern Orange County. Under the terms of this agreement, SCE is entitled to receive an annual fee for ten years, certain fixed quarterly payments, a quarterly payment equal to a percentage of certain network revenue, and certain other installation and fiber connection fees. The aggregate fixed payments remaining under the agreement totaled approximately $126.9 million at June 30, 1999. The agreement has been accounted for as a capital lease in the accompanying consolidated balance sheets.

               In June 1997, the Company entered into an indefeasible right of use ("IRU") agreement with Qwest Communications Corporation ("Qwest") for approximately 1,800 miles of fiber optic network and additional broadband capacity in California, Colorado, Ohio and the Southeast. Network construction is ongoing and is expected to be completed in 1999. The Company is responsible for payment on the construction as segments of the network are completed and has incurred approximately $24.9 million as of June

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               30, 1999, with remaining costs anticipated to be approximately $10.1 million. As part of this agreement, the Company also committed to purchase $6.0 million in network capacity from Qwest prior to the end of 1999. The Company's capacity purchase commitment was cancelled by Qwest, without further obligation by the Company, in conjunction with the Company's additional IRU agreement with Qwest, signed on June 25, 1999.

               On June 25, 1999, the Company signed an agreement to lease fiber optic capacity to Qwest for a minimum 10-year term. The Company will account for the capacity agreement as a sales-type lease. Revenue will be recognized on a percentage-of-completion basis, as the network build-out is completed and is available for use by Qwest. The $32.0 million received by the Company on June 29, 1999 for Qwest's total payment on the capacity agreement is included in deferred revenue in the Company's consolidated balance sheet at June 30, 1999.

          (b)  Network Capacity and Line Purchase Commitments

               In November 1998, the Company entered into two service agreements with WorldCom Network Services, Inc. ("WorldCom"). Both of the agreements have three-year terms and were effective in September 1998. Under the Telecom Services Agreement, WorldCom provides, at designated rates, switched telecommunications services and other related services to the Company, including termination services, toll-free origination, switched access, dedicated access and travel card services. Under the Carrier Digital Services Agreement, WorldCom provides the Company, at designated rates, with the installation and operation of dedicated digital telecommunications interexchange services, local access and other related services, which the Company believes expedites service availability to its customers. Both agreements require that the Company provide WorldCom with certain minimum monthly revenue, which if not met, would require payment by the Company for the difference between the minimum commitment and the actual monthly revenue. Additionally, both agreements limit the Company's ability to utilize vendors other than WorldCom for certain telecommunications services specified in the agreements. The Company's policy is to accrue and include in operating costs the effect of any shortfall in minimum revenue commitments under these agreements in the period in which the shortfall occurred. The Company has successfully achieved all minimum revenue commitments to WorldCom under these agreements through June 30, 1999.

               In March 1999, the Company entered into an agreement with NorthPoint, which designates NorthPoint as the Company's exclusive digital subscriber line ("DSL") provider through June 1, 2001. Under the agreement, the Company is required to purchase 49,000 digital subscriber lines before June 1, 2001 at designated intervals. In return, the Company receives substantial DSL service price discounts and enhanced market access from NorthPoint. Price discounts are determined pursuant to a graduated schedule based on the number of digital subscriber lines purchased by the Company, with maximum discounts achieved by purchasing 75,000 digital subscriber lines over the two-year term. The Company's policy is to accrue and include in operating costs the effect of any shortfall in DSL installations under its agreement with NorthPoint in the period in which the shortfall occurred. The 49,000 digital subscriber line purchase requirement and the price discounts are adjustable based on NorthPoint's compliance with a commitment schedule of DSL service availability for various U.S. locations. Additionally, the Company agreed to sell its existing DSL equipment to NorthPoint for total proceeds of approximately $2.7 million.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

         (c)   Other Commitments

               The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

               Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $117.1 million at June 30, 1999.

         (d)   Transport and Termination Charges

               The Company has recorded revenue of approximately $4.9 million, $58.3 million and $70.9 million for fiscal 1997, fiscal 1998 and the six months ended June 30, 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. Some of the ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. As a result, the Company expects receivables from transport and termination charges will continue to increase until these disputes have been resolved.

               The  resolution  of these  disputes  will be based on  rulings by state public utility commissions and/or by the Federal Communications Commission ("FCC"). To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, four federal district court decisions, one federal circuit court of appeals decision and one state court decision have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there are currently no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act of 1996 (the "Telecommunications Act"). Since the issuance of the FCC's decision on February 25, 1999, 15 state utility commissions, including four states in which the Company provides CLEC services, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               On May 5, 1999, the Public Utilities Commission of Ohio ("PUCO") issued a decision affirming its August 1998 decision that ISP traffic is subject to reciprocal compensation under the Company's current interconnection agreement with Ameritech Corporation ("Ameritech"). The PUCO also denied Ameritech's request for a stay of its obligation to remit payment to the Company. After the PUCO issued the May 5, 1999 ruling, the Company received $43.1 million during the three months ended June 30, 1999 for amounts owed by Ameritech for reciprocal compensation. Ameritech has filed for judicial review of the PUCO decision. The Company cannot predict the final outcome on the merits of the court appeal. Additionally, on June 4, 1999, Southwestern Bell
               Telephone Company ("SWBT") remitted payment to the Company of $1.8 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On June 21, 1999, the Alabama Public Service Commission ("PSC") issued a decision that BellSouth Corporation ("BellSouth") is required to pay the Company reciprocal compensation for ISP traffic. The PSC's June 21, 1999 decision modified its March 1999 decision that had found that reciprocal compensation is owed for Internet traffic under certain CLEC interconnection agreements at issue in the proceeding. The June 21, 1999 PSC decision held that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC previously ordered the payment of reciprocal compensation. BellSouth has filed for judicial review of both the March 4, 1999 and June 21, 1999 PSC decisions. On July 26, 1999 the California Public Utilities Commission issued a decision affirming a previous decision, issued October 1998, that held that reciprocal compensation must be paid by Pacific Bell and GTE California for the termination of ISP traffic by CLECs under existing interconnection agreements. On July 28, 1999, the Colorado Public Utilities Commission approved a decision that orders US WEST Communications, Inc. ("US WEST") to pay the Company reciprocal compensation for calls from US WEST customers to ISPs served by the Company. The decision resolves in the Company's favor a complaint that was filed by the Company in June 1998.

               The Company has also recorded revenue of approximately $19.1 million and $7.6 million for fiscal 1998 and the six months ended June 30, 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and June 30, 1999 are $72.8 million and $100.7 million, respectively, for all receivables related to reciprocal compensation and other transport and termination charges. The receivables balance at June 30, 1999 is net of an allowance of $9.6 million for disputed amounts.

               As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated. Some of the Company's agreements are already being affected. Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue operating under the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. On May 27, 1999, the Company filed petitions with the state commissions of Alabama, Georgia, North Carolina, Kentucky, Tennessee and Florida for arbitration with BellSouth. The arbitration proceedings are ongoing in each of these states. Additionally, the Company's interconnection agreement with Ameritech recently was extended from June 15, 1999 to February 15, 2000. The Company's extension of its interconnection agreement with Ameritech includes reduced rates for transport and termination charges, and the Company expects that its negotiations and arbitrations with BellSouth will also affect the rates for transport and termination charges included

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(6)      Commitments and Contingencies (continued)

               in its existing interconnection agreement with BellSouth. The Company's remaining interconnection agreements expire in 1999 and 2000, and the Company has commenced renegotiations with the ILECs. While the Company believes that all revenue recorded through June 30, 1999 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or arbitrated, or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods after the expiration of current interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels.

          (e)  Litigation

               On April 4, 1997, certain shareholders of Zycom filed a shareholder derivative suit and class action complaint for unspecified damages, purportedly on behalf of all of the minority shareholders of Zycom, in the District Court of Harris County, Texas (Cause No. 97-17777) against the Company, Zycom and certain of their subsidiaries. This complaint alleges that the Company and certain of its subsidiaries breached certain duties owed to the plaintiffs. The plaintiffs were denied class certification by the trial court and the Court of Appeals affirmed the trial court's decision. Trial has been tentatively set for October 1999. The Company is vigorously defending the claims. While it is not possible to predict the outcome of this litigation, management believes these proceedings will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

               The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)      Business Segments

         The Company conducts transactions with external customers through the operations of its Telecom Services business unit. Shared administrative services are provided to Telecom Services by Corporate Services. Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc., ICG Corporate Headquarters, L.L.C. and ICG 161, L.P., which primarily hold securities and other nonoperating assets and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

         Direct and certain indirect costs incurred by Corporate Services on behalf of Telecom Services are allocated to Telecom Services based on the nature of the underlying costs. Transactions between Telecom Services and Corporate Services for services performed in the normal course of business are recorded at amounts which are intended to approximate fair value.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)      Business Segments (continued)

         Set forth below are revenue, EBITDA (before nonrecurring and noncash charges), which represents the measure of operating performance used by management to evaluate operating results, depreciation and amortization, interest expense, capital expenditures of continuing operations and total assets for Telecom Services and Corporate Services. As described in note 3, the operating results of the Company reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented.

                                                               Three months ended June 30,      Six months ended June 30,
                                                              ------------------------------- ------------------------------
                                                                   1998            1999            1998            1999
                                                              --------------  --------------  -------------- ---------------
                                                                                      (in thousands)
Revenue:
   Telecom Services                                           $      64,215         117,654         122,702        221,985
   Corporate Services                                                     -               -               -              -
                                                              --------------  --------------  -------------- ---------------
       Total revenue                                          $      64,215         117,654         122,702        221,985
                                                              ==============  ==============  ==============  =============

EBITDA (before nonrecurring and noncash charges) (a):
   Telecom Services                                           $     (11,085)         20,364         (29,220)        32,622
   Corporate Services                                                (5,842)         (5,143)        (10,260)        (9,527)
                                                              --------------  --------------  -------------- ---------------
      Total EBITDA (before nonrecurring and noncash
         charges)                                             $     (16,927)         15,221         (39,480)        23,095
                                                              ==============  ==============  ==============  =============

Depreciation and amortization (b):
   Telecom Services                                           $      17,151          43,910          28,953         79,139
   Corporate Services                                                 1,438             773           2,642          1,919
                                                              --------------  --------------  -------------- ---------------
      Total depreciation and amortization                     $      18,589          44,683          31,595         81,058
                                                              ==============  ==============  ==============  =============

Interest expense (b):
   Telecom Services                                           $         908               -             908               -
   Corporate Services                                                40,574          51,308          74,996          98,746
                                                              --------------  --------------  -------------- ---------------
      Total interest expense                                  $      41,482          51,308          75,904          98,746
                                                              ==============  ==============  ==============  ==============

Capital expenditures of continuing operations (c):
   Telecom Services                                           $      81,652         133,012         144,771         235,924
    Corporate Services                                                2,973              13           5,273              13
                                                              --------------  --------------  -------------- ---------------
      Total capital expenditures of continuing operations     $      84,625         133,025         150,044         235,937
                                                              ==============  ==============  ==============  ==============

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(7)      Business Segments (continued)

                                                                               December 31,             June 30,
                                                                                   1998                   1999
                                                                           ---------------------   --------------------
                                                                                         (in thousands)
          Total assets:
             Telecom Services (d)                                          $     1,135,937               1,379,567
             Corporate Services (d)                                                371,157                 389,242
             Eliminations                                                          (20,287)                (31,247)
             Net assets of discontinued operations                                 102,840                  59,455
                                                                           ---------------------   --------------------
                Total assets                                               $     1,589,647               1,797,017
                                                                           =====================   ====================

          (a) EBITDA (before nonrecurring and noncash charges) consists of loss from continuing operations before interest, income taxes, depreciation and amortization, provision for impairment of long-lived assets and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA (before nonrecurring and noncash charges) is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA (before nonrecurring and noncash charges) is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA (before nonrecurring and noncash charges) is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

          (b) Although not included in EBITDA (before nonrecurring and noncash charges), which represents the measure of operating performance used by management to evaluate operating results, the Company has supplementally provided depreciation and amortization and interest expense for Telecom Services and Corporate Services. Interest expense excludes amounts charged for interest on outstanding cash advances and expense allocations between Telecom Services and Corporate Services.

          (c) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt.

          (d) Total assets of Telecom Services and Corporate Services excludes investments in consolidated subsidiaries which eliminate in consolidation.

(8)      Provision for Impairment of Long-Lived Assets

         During the three months ended June 30, 1999, the Company recorded a provision for impairment of long-lived assets of $29.3 million, which relates to the impairment of software and other capitalized costs associated with Telecom Services' in-process billing and provisioning system development projects. The provision for impairment of long-lived assets was based on management's decision to select new vendors for each of these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's in-process billing and provisioning systems were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(9)      Summarized Financial Information of ICG Holdings, Inc.

         The 11 5/8% Senior Discount Notes due 2007 (the "11 5/8% Notes") issued by Holdings during 1997 are guaranteed by ICG. The 12 1/2% Senior Discount Notes due 2006 (the "12 1/2% Notes") and the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2% Notes") issued by Holdings during 1996 and 1995, respectively, are guaranteed by ICG and Holdings-Canada.

         The separate complete financial statements of Holdings have not been included herein because such disclosure is not considered to be material to the holders of the 11 5/8% Notes, the 12 1/2% Notes and the 13 1/2% Notes. However, summarized combined financial information for Holdings and its subsidiaries is as follows:

                Summarized Consolidated Balance Sheet Information

                                                               December 31,               June 30,
                                                                   1998                     1999
                                                            --------------------    ---------------------
                                                                           (in thousands)

  Current assets                                            $        241,667                329,277
  Net current assets of discontinued operations                       22,392                 10,980
  Property and equipment, net                                        610,671                507,909
  Other non-current assets, net                                      147,283                134,442
  Net non-current assets of discontinued operations                   48,751                 48,475
  Current liabilities                                                 69,204                108,880
  Capital lease obligations, less current portion                     62,946                 56,766
  Long-term debt, less current portion                             1,004,316              1,069,200
  Due to parent                                                      191,889                257,743
  Due to ICG Services                                                137,762                113,420
  Redeemable preferred stock                                         338,311                363,700
  Stockholder's deficit                                             (733,664)              (938,626)

           Summarized Consolidated Statement of Operations Information

                                            Three months ended June 30,     Six months ended June 30,
                                           ------------------------------ ------------------------------
                                               1998            1999           1998            1999
                                           -------------- --------------- --------------  --------------
                                                                  (in thousands)

  Total revenue                            $      64,989        119,026         123,830         224,759
  Total operating costs and expenses              99,458        181,509         192,530         319,614
  Operating loss                                 (34,469)       (62,483)        (68,700)        (94,855)
  Loss from continuing operations                (60,574)      (101,381)       (124,798)       (168,751)
  Net loss                                       (80,735)      (122,712)       (160,238)       (204,962)

                    ICG COMMUNICATIONS, INC. AND SUBSIDIARIES

(10)     Condensed Financial Information of ICG Holdings (Canada) Co.

         Condensed financial information for Holdings-Canada only is as follows:

                       Condensed Balance Sheet Information

                                                     December 31,             June 30,
                                                         1998                   1999
                                                  -------------------     ------------------
                                                                (in thousands)
  Current assets                                  $            162                    162
  Advances to subsidiaries                                 191,889                257,743
  Non-current assets, net                                    2,414                  1,207
  Current liabilities                                           73                     73
  Long-term debt, less current portion                          65                     65
  Due to parent                                            182,101                247,954
  Share of losses of subsidiaries                          733,664                938,626
  Shareholders' deficit                                   (721,438)              (927,606)

                  Condensed Statement of Operations Information

                                                        Three months ended June 30,      Six months ended June 30,
                                                       ------------------------------  ------------------------------
                                                           1998            1999            1998            1999
                                                       --------------  --------------  --------------  --------------
                                                                              (in thousands)

         Total revenue                                            -               -               -               -
         Total operating costs and expenses                      48             603              81           1,206
         Operating loss                                         (48)           (603)            (81)         (1,206)
         Losses of subsidiaries                             (80,735)       (122,712)       (160,238)       (204,962)
         Net loss attributable to common shareholders       (80,783)       (123,315)       (160,319)       (206,168)

(11) Condensed Financial Information of ICG Communications, Inc. (Parent company)

         The primary assets of ICG are its investments in ICG Services, ICG Funding and Holdings-Canada, including advances to those subsidiaries. Certain corporate expenses of the parent company are included in ICG's statement of operations and were approximately $0.5 million and $1.0 million for the three months and six months ended June 30, 1998, respectively, and $0.4 million and $0.9 million for the three months and six months ended June 30, 1999, respectively. ICG has no operations other than those of ICG Services, ICG Funding and Holdings-Canada and their subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of local, long distance, data and enhanced telephony and network services, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months and six months ended June 30, 1998 and 1999 represent the consolidated operating results of the Company. See the unaudited condensed consolidated financial statements of the Company for the six months ended June 30, 1999 included elsewhere herein. The Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The Company changed its fiscal year end to December 31 from September 30, effective January 1, 1997. All dollar amounts are in U.S. dollars.

Company Overview

     ICG Communications Inc. ("ICG" or the "Company") is one of the nation's leading competitive integrated communications providers ("ICPs") based on the industry's 1998 revenue. ICPs seek to provide an alternative to the incumbent local exchange carriers ("ILECs"), long distance carriers and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. The Company's Telecom Services primarily include its competitive local exchange carrier ("CLEC") operations, in which the Company operates fiber networks in regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio, Texas and the Southeast, offering local, long distance, data and enhanced telephony services to business end users and ISPs. Additionally, in February 1999, the Company began providing wholesale network services over its nationwide data network. Until the completion of the sales of such operations, the Company also provides a wide range of network systems integration services and maritime and international satellite transmission services. Network Services consists of information technology services and selected networking products, focusing on network design, installation, maintenance and support. Satellite Services consists of satellite voice, data and video services provided to major cruise lines, the U.S. Navy, the offshore oil and gas industry and ICPs. As a leading participant in the rapidly growing competitive local telecommunications industry, the Company has experienced significant growth, with total revenue increasing from approximately $72.7 million for fiscal 1996 to approximately $402.6 million for the 12-month period ended June 30, 1999. The Company's rapid growth is the result of the initial installation, acquisition and subsequent expansion of its fiber optic networks and the expansion of its communications service offerings.

     The Federal Telecommunications Act of 1996 (the "Telecommunications Act") and pro-competitive state regulatory initiatives have substantially changed the telecommunications regulatory environment in the United States. Under the Telecommunications Act, the Company is permitted to offer all interstate and intrastate telephone services, including competitive local dial tone. In early 1997, the Company began marketing and selling local dial tone services in major metropolitan areas in California, Colorado, Ohio and the Southeast and, in December 1998, began offering services in Texas through an acquired business. During fiscal 1997, fiscal 1998 and the six months ended June 30, 1999, the Company sold 178,470, 206,458 and 132,122 local access lines, respectively, net of cancellations of which 494,405 were in service at June 30, 1999. In addition, the Company's regional fiber networks have grown from 2,143 fiber route miles at the end of fiscal 1996 to 4,406 fiber route miles at June 30, 1999. The Company had 29 operating high capacity digital circuit switches and 16 operational data communications switches at June 30, 1999, and plans to install additional switches as demand warrants. As a complement to its local exchange services offered to business end users, the Company markets bundled service offerings provided over its regional fiber network which include long distance, enhanced telecommunications services and data services. Additionally, the Company owns and operates a nationwide data network with 236 points of presence ("POPs") over which the Company recently began providing wholesale Internet access and enhanced network services to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia ("MindSpring") and certain other ISPs, and intends to offer similar services to more ISPs and telecommunications providers in the future.

     To better focus its efforts on its core Telecom Services operations, the Company made further progress toward the disposal of certain assets which management believes do not complement its overall business strategy. On July 15, 1999, the Company's board of directors adopted a formal plan to dispose of the operations of the Company's wholly-owned subsidiaries, ICG Fiber Optic Technologies, Inc. and Fiber Optic Technologies of the Northwest, Inc. (collectively, "Network Services") and ICG Satellite Services, Inc. and Maritime Telecommunications Network, Inc. (collectively, "Satellite Services"), through the sales of such businesses for cash proceeds. The Company has signed a letter of intent to a third party to sell all of the capital stock of Network Services. On August 11, 1999, the Company entered into a definitive agreement to sell all of the capital stock of Satellite Services to a third party for cash proceeds of approximately $100.0 million. The Company anticipates the sales of Network Services and Satellite Services will be completed during the next 12 months. Due primarily to the loss of a major customer, which generated a significant obligation under a volume discount agreement with its call transport provider, the board of directors of Zycom Corporation ("Zycom") approved a plan on August 25, 1998 to wind down and ultimately discontinue Zycom's operations. On October 22, 1998, Zycom completed the transfer of all customer traffic to other providers and on January 4, 1999, the Company completed the sale of the remainder of Zycom's long-lived operating assets to an unrelated third party. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM On-Line Communication Services, Inc. ("NETCOM") to MindSpring for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the six months ended June 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by the Company in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, Network Services, Satellite Services, Zycom and NETCOM combined reported revenue of $216.8 million, $284.7 million and $275.9 million, respectively, and EBITDA losses (before nonrecurring and noncash charges) of $(36.0) million, $(13.4) million and $(16.7) million, respectively. The Company's consolidated financial statements reflect the operations of Network Services, Satellite Services, Zycom and NETCOM as discontinued for all periods presented. The Company will from time to time evaluate all of its assets as to their core need and, based on such analysis, may sell or otherwise dispose of assets which do not complement its overall business strategy.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 POPs serving approximately 700 cities nationwide. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs and telecommunications providers. On February 17, 1999, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses will be offset by the periodic recognition of approximately $26.0 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred.

     Additionally, the Company intends to provide network capacity and enhanced data services to ISPs and other telecommunications providers, as required. In December 1998, the Company announced plans to offer several new network services to its business and ISP customers by utilizing its nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. One of the services currently being offered is modemless remote access service ("RAS"). RAS, also known as managed modem service, allows the Company to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to the Company, will allow the Company to act as an aggregator of ISP traffic. In offering RAS, the Company provides radius routing and proxy services at the modem bank connected to the Company's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. The Company also provides transport services to deliver all Internet protocol ("IP") data packets either directly to the ISP, if the ISP is not collocated at the Company's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, the Company monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and expects to extend such services offerings to other ISPs in the future. In August 1998, the Company began offering enhanced telephony services via IP technology. The Company currently offers this service in 230 major cities in the United States, which cities account for more than 90% of the commercial long distance market. The Company carries the IP traffic over its nationwide data network and terminates a large portion of the traffic via its own POPs. The Company also began offering integrated access service ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by the Company at the customers' premises and in the Company's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings will be carried over the Company's nationwide network. The Company's nationwide network will also be utilized in offering peering services to its ISP customers, in which service offerings the Company will become the general backbone provider for its customers. Additionally, the Company intends to provide other enhanced network services as demand warrants.

     The Company will continue to expand its network and service offerings through construction, leased facilities, strategic alliances and mergers and acquisitions. For example, on December 31, 1998, the Company purchased from Central and South West Corporation ("CSW") 100% of the partnership interests in ICG ChoiceCom, L.P. ("ChoiceCom"), a strategic alliance with CSW formed for the purpose of developing and marketing telecommunications services in certain cities in Texas. ChoiceCom is based in Austin, Texas and currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. For fiscal 1997 and 1998, ChoiceCom reported revenue of $0.3 million and $5.8 million, respectively, and EBITDA losses (before nonrecurring and noncash charges) of $(5.5) million and $(13.6) million, respectively. Additionally, on the acquisition date, ChoiceCom had five operating high capacity digital circuit switches and two operational data communications switches and had 19,569 access lines in service, including 15,282 access lines previously sold by ICG on behalf of ChoiceCom. In March 1999, the Company entered into an agreement with NorthPoint Communications, Inc., a data CLEC based in San Francisco, California ("NorthPoint"), which designates NorthPoint as the Company's preferred digital subscriber line ("DSL") provider through June 1, 2001. A significant portion of the Company's DSL traffic will be routed by NorthPoint to the Company's asynchronous transfer mode ("ATM") switches and transported by the Company either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. The Company expects to purchase a minimum of 75,000 digital subscriber lines from NorthPoint during the term of the agreement. In August 1999, the Company signed a nonbinding letter of intent with a large national ISP which is currently a local exchange customer of the Company. If the agreement is finalized, the Company will provide Internet RAS to the ISP for a five-year period for a minimum of $160.0 million over the term of the agreement. The Company is currently converting the ISP's existing primary rate interface ("PRI") lines to accommodate RAS service and expects to convert a total of 100,000 PRI lines in conjunction with the agreement. In June 1999, the Company entered into a five-year agreement with Qwest Communications Corporation ("Qwest"), whereby Qwest has agreed to purchase 100,000 RAS circuits from the Company. The Company expects to install a minimum of 80,000 of Qwest's RAS circuits by September 30, 1999, with the remaining 20,000 RAS circuits to be installed prior to June 29, 2000. The Company also entered into two long-term fiber optic capacity agreements with Qwest in June 1999. Under the first agreement, the Company will lease more than 7,600 miles of fiber optic capacity from Qwest for a term of between 8 and 20 years, as determined by the Company. The Company believes that the additional capacity will increase the speed and national presence of the Company's fiber optic network. Under the second agreement, Qwest will lease certain fiber optic capacity from the Company, for a 10-year minimum term for total proceeds of $32.0 million. In April 1999, the Company announced its intention to expand its RAS and other network service offerings during 1999 to the major U.S. markets of Boston, New York, Washington D.C., Miami, Chicago and Seattle.

     In conjunction with the increase in its service offerings, the Company has and will continue to need to spend significant amounts on sales, marketing, customer service, engineering and support personnel prior to the generation of corresponding revenue. EBITDA, EBITDA (before nonrecurring and noncash charges), and operating and net losses have generally increased immediately preceding and during periods of relatively rapid network expansion and development of new services. Since the quarter ended June 30, 1996, EBITDA losses (before nonrecurring and noncash charges) have improved for each consecutive quarter, through and including the quarter ended June 30, 1999 for which the Company reported positive EBITDA (before nonrecurring and noncash charges) of $15.2 million. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other selling, general and administrative expenses supporting its operations, any or all of which may not occur, the Company anticipates that EBITDA performance will continue to improve in the near term.

Results of Operations

     The following table provides a breakdown of revenue, operating costs and selling, general and administrative expenses for Telecom Services and certain other financial data for the Company for the periods indicated. The table also shows certain revenue, expenses, operating loss, EBITDA and EBITDA (before nonrecurring and noncash charges) as a percentage of the Company's total revenue.

                                               Three months ended June 30,                       Six months ended June 30,
                                     ------------------------------------------------ ----------------------------------------------
                                              1998                    1999                     1998                    1999
                                     ----------------------- ------------------------ ----------------------- ----------------------
                                          $           %           $            %           $            %           $           %
                                     ------------- --------- ------------- ---------- ------------- --------- ------------- --------
                                                                               (unaudited)
                                                                              (in thousands)
Statement of Operations Data:
Revenue                                   64,215     100         117,654      100          122,702     100         221,985      100
Operating costs                           43,310      67          59,458       51           88,968      72         113,107       51
Selling, general and administrative:
    Telecom services                      31,990                  37,832                   62,954                   76,256
    Corporate services (1)                 5,842                   5,143                   10,260                    9,527
                                     ------------- --------- ------------- ---------- ------------- ---------- ------------- -------
         Total selling, general and
            administrative                37,832      59          42,975       36           73,214      60          85,783       39
Depreciation and amortization             18,589      29          44,683       38           31,595      26          81,058       36
Provision for impairment of
   long-lived assets                           -      -           29,300       25                -       -          29,300       13
Other, net                                    (7)     -              398        -              498       -            (535)       -
                                     ------------- --------- ------------- ---------- ------------- ----------- ------------ -------
    Operating loss                       (35,509)    (55)        (59,160)     (50)         (71,573)    (58)        (86,728)     (39)

Other Data:
Net cash (used) provided by
   operating activities                  (25,568)                 25,910                   (30,853)                 (21,996)
Net cash used by investing
   activities                            (67,411)                (82,206)                  (30,565)                  50,894
Net cash provided (used) by
   financing activities                  238,725                  (4,390)                  533,541                   (4,846)
EBITDA (2)                               (16,920)    (26)        (14,477)     (12)         (39,978)    (33)          (5,670)     (3)
EBITDA (before nonrecurring and
   noncash charges) (2)                  (16,927)    (26)         15,221       13          (39,480)    (32)          23,095      10
Capital expenditures of continuing
   operations (3)                         84,625                 133,025                   150,044                  235,937
Capital expenditures of discontinued
   operations (3)                         11,237                   3,354                    18,077                    6,159

                                              June 30,       September 30,      December 31,        March 31,         June 30,
                                                1998              1998              1998              1999              1999
                                           ---------------   ---------------   ----------------   --------------    --------------
                                                                                (unaudited)
Statistical Data (4):
Full time employees                                3,089              3,251             3,415             2,665             2,753
Telecom services:
   Access lines in service (5)                   237,458            290,983           354,482           418,610           494,405
   Buildings connected:
     On-net                                          665                684               777               789               874
     Hybrid (6)                                    3,733              4,217             4,620             5,337             5,915
                                           ---------------    --------------    -------------     -------------     --------------
       Total buildings connected                   4,398              4,901             5,397             6,126             6,789
   Operational switches:
     Circuit                                          20                 21                29                29                29
     Data                                             15                 15                16                17                16
                                           ---------------    --------------    -------------     -------------     --------------
       Total operational switches                     35                 36                45                46                45
   Fiber route miles (7):
     Operational                                   3,812              3,995             4,255             4,351             4,406
     Under construction                                -                  -                 -                 -               526
   Fiber strand miles (8):
     Operational                                 124,642            127,756           134,152           155,788           164,416
     Under construction                                -                  -                 -                 -            17,363
   Collocations with ILECs                            45                 47                59               111               126
Satellite services:
   C-Band installations (9)                           66                 69                76                78                81

(1) Corporate Services consists of the operating activities of ICG Communications, Inc., ICG Funding, LLC, ICG Canadian Acquisition, Inc., ICG Holdings (Canada) Co., ICG Holdings, Inc., ICG Services, Inc., ICG Corporate Headquarters, L.L.C. and ICG 161, L.P., which primarily hold securities and other nonoperating assets and provide certain legal, accounting and finance, personnel and other administrative support services to the business units.

(2) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of
        subsidiaries,   or  simply,   operating  loss  plus   depreciation   and
        amortization. EBITDA (before nonrecurring and noncash charges) represents EBITDA before certain nonrecurring and noncash charges such as the provision for impairment of long-lived assets and other, net operating costs and expenses, including deferred compensation and net loss (gain) on disposal of long-lived assets. EBITDA and EBITDA (before nonrecurring and noncash charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring and noncash charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring and noncash charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(3) Capital expenditures include assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of Network Services, Satellite Services, Zycom and NETCOM combined for all periods presented.

(4) Amounts presented are for three-month periods ended, or as of the end of the period presented.

(5) Access lines in service at June 30, 1999 includes 413,715 lines which are provisioned through the Company's switch and 80,690 lines which are provisioned through resale and other agreements with various local exchange carriers. Resale lines typically generate lower margins and are used primarily to obtain customers. Although the Company plans to migrate lines from resale to higher margin on-switch lines, there is no assurance that it will be successful in executing this strategy.

(6)     Hybrid  buildings   connected   represent  buildings  connected  to  the
        Company's network via another carrier's facilities.

(7) Fiber route miles refers to the number of miles of fiber optic cable, including leased fiber. As of June 30, 1999, the Company had 4,406 fiber route miles, of which 48 fiber route miles were leased under operating leases. Fiber route miles under construction represents fiber under construction which is expected to be operational within six months.

(8) Fiber strand miles refers to the number of fiber route miles, including leased fiber, along a telecommunications path multiplied by the number of fiber strands along that path. As of June 30, 1999, the Company had 164,416 fiber strand miles, of which 856 fiber strand miles were leased under operating leases. Fiber strand miles under construction represents fiber under construction which is expected to be operational within six months.

(9) The Company's C-Band installations are provided by Satellite Services. C-Band installations service cruise ships, U.S. Navy vessels and offshore oil platform installations. The Company's consolidated financial statements reflect the operations of Satellite Services as discontinued for all periods presented.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue. Revenue, which consists solely of revenue from Telecom Services, increased $53.5 million, or 83%, from $64.2 million for the three months ended June 30, 1998 to $117.7 million for the three months ended June 30, 1999. Local services revenue increased from $29.5 million, or 46% of revenue, for the three months ended June 30, 1998 to $76.8 million, or 65% of revenue, for the three months ended June 30, 1999, primarily due to an increase in local access lines from 237,458 lines in service at June 30, 1998 to 494,405 lines in service at June 30, 1999. In addition, local access revenue includes revenue of approximately $6.6 million and $40.1 million for the three months ended June 30, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. These agreements are subject to renegotiation over the next several months. While management believes that these agreements will be replaced by agreements offering the Company some form of compensation for ISP traffic, the renegotiated agreements may reflect rates for reciprocal compensation which are lower than the rates under the current contracts. See "Liquidity - Transport and Termination Charges." Special access revenue increased from $17.5 million, or 27% of revenue, for the three months ended June 30, 1998 to $23.4 million, or 20% of revenue, for the three months ended June 30, 1999. Switched access (terminating long distance) revenue increased to $12.4 million for the three months ended June 30, 1999, compared to $11.4 million for the three months ended June 30, 1998. The Company has raised prices on its wholesale switched services product in order to improve margins. Revenue from long distance services decreased from $5.8 million for the three months ended June 30, 1998 to $5.1 million for the three months ended June 30, 1999. The decrease in long distance revenue is primarily attributable to the Company's planned attrition of resale access lines which had high long distance service penetration rates. Revenue from data services did not generate a material portion of total revenue during either period.

     Operating costs. Operating costs, which consists solely of operating costs from Telecom Services, increased $16.1 million, or 37%, from $43.3 million for the three months ended June 30, 1998 to $59.5 million for the three months ended June 30, 1999. Additionally, operating costs decreased as a percentage of revenue from 67% for the three months ended June 30, 1998 to 51% for the three months ended June 30, 1999. Operating costs consist of payments to ILECs for the use of network facilities to support special and switched access services, network operating costs, right of way fees and other costs. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of revenue is due primarily to a greater volume of higher margin services, principally local exchange services. The Company expects the ratio of operating costs to revenue will further improve as the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than the ILEC facilities and obtains the right to use unbundled ILEC facilities on satisfactory terms, any or all of which may not occur.

     Selling, general and administrative expenses. Total selling, general and administrative ("SG&A") expenses increased $5.1 million, or 14%, from $37.8 million for the three months ended June 30, 1998 to $43.0 million for the three months ended June 30, 1999. Total SG&A expenses decreased as a percentage of revenue from 59% for the three months ended June 30, 1998 to 36% for the three months ended June 30, 1999. Telecom Services SG&A expenses increased from $32.0 million, or 50% of revenue, for the three months ended June 30, 1998 to $37.8 million, or 32% of revenue, for the three months ended June 30, 1999. The increase in absolute dollars is principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and
sales  staffs  dedicated  to  the  expansion  of  the  Company's   networks  and
implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. As the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings, Telecom Services has experienced declining SG&A expenses as a percentage of revenue. From time to time, the Company will experience increases in SG&A expenses as the Company prepares for offerings of newly developed services. Corporate Services SG&A expenses decreased $0.7 million, from $5.8 million for the three months ended June 30, 1998 to $5.1 million for the three months ended June 30, 1999, primarily due to the Company's purchase of the corporate headquarters, effective January 1, 1999, which was leased under an operating lease during 1998.

     Depreciation and amortization. Depreciation and amortization increased $26.1 million, or 140%, for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services, in addition to increased amortization arising from goodwill recorded in conjunction with three purchase business combinations completed during the second half of fiscal 1998. The Company expects that depreciation and amortization will continue to increase as the Company continues to invest in the expansion and upgrade of its regional fiber and nationwide data networks.

     Provision for impairment of long-lived assets. For the three months ended June 30, 1999, provision for impairment of long-lived assets of $29.3 million relates to the impairment of software and other capitalized costs associated with Telecom Services' in-process billing and provisioning system development projects. The provision for impairment of long-lived assets was based on management's decision to select new vendors for these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's in-process billing and provisioning systems were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

     Other, net. Other, net operating costs and expenses increased $0.4 million for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. For the three months ended June 30, 1999, other, net operating costs and expenses primarily includes deferred compensation expense of $0.4 million related to the Company's deferred compensation arrangement with its chief executive officer. Other amounts included in other, net operating costs and expenses for the three months ended June 30, 1998 and 1999 include net gains and losses on disposal of miscellaneous long-lived assets.

     Interest expense. Interest expense increased $9.8 million, from $41.5 million for the three months ended June 30, 1998, to $51.3 million for the three months ended June 30, 1999, which includes $47.1 million of noncash interest. The Company's interest expense increases, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash, beginning in 2001. Additionally, interest expense increased due to the increase in long-term debt associated with the Company's purchase of the corporate headquarters, effective January 1, 1999.

     Interest income. Interest income decreased $4.7 million, from $8.5 million for the three months ended June 30, 1998 to $3.8 million for the three months ended June 30, 1999. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets.

     Other expense, net. Other expense, net increased from $0.3 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999. Other expense, net recorded during both the three months ended June 30, 1998 and 1999 primarily consists of litigation settlement costs.

     Accretion and preferred dividends on preferred securities of subsidiaries. Accretion and preferred dividends on preferred securities of subsidiaries increased $1.6 million, from $13.6 million for the three months ended June 30, 1998 to $15.2 million for the three months ended June 30, 1999. The increase is due primarily to the periodic payment of dividends on the 14% Exchangeable Preferred Stock Mandatorily Redeemable 2008 (the "14% Preferred Stock") and the 14 1/4% Exchangeable Preferred Stock Mandatorily Redeemable 2009 (the "14 1/4% Preferred Stock") in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the three months ended June 30, 1999 consists of the accretion of issuance costs ($0.3 million) and the accrual of the preferred securities dividends ($14.9 million) associated with the 6 3/4% Exchangeable Limited Liability Company Preferred Securities Mandatorily Redeemable 2009 (the "6 3/4% Preferred Securities"), the 14% Preferred Stock and the 14 1/4% Preferred Stock.

     Loss from continuing operations. Loss from continuing operations increased $41.4 million, or 50%, from $82.4 million for the three months ended June 30, 1998 to $123.8 million for the three months ended June 30, 1999 due to the increases in operating costs, SG&A expenses, depreciation and amortization and provision for impairment of long-lived assets, offset by an increase in revenue, as noted above.

     Net loss from discontinued operations. Net loss from discontinued operations decreased $9.7 million or 53%, from $18.4 million for the three months ended June 30, 1998 to $8.7 million for the three months ended June 30, 1999. Net loss from discontinued operations for the three months ended June 30, 1998 consists of the combined net losses of Network Services, Satellite Services, Zycom and NETCOM. Net loss from discontinued operations for the three months ended June 30, 1999 consists of the combined net losses of Network Services and Satellite Services. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the three months ended June 30, 1999. The Company sold the operations of NETCOM in February and March 1999. Net loss from discontinued operations for the three months ended June 30, 1999 includes an estimated loss on the disposal of Network Services of $8.0 million.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue. Revenue, which consists solely of revenue from Telecom Services, increased $99.3 million, or 81%, from $122.7 million for the six months ended June 30, 1998 to $222.0 million for the six months ended June 30, 1999. Local services revenue increased from $52.6 million, or 43% of revenue, for the six months ended June 30, 1998 to $144.2 million, or 65% of revenue, for the six months ended June 30, 1999. In addition, local access revenue includes revenue of approximately $15.1 million and $70.9 million for the six months ended June 30, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. Special access revenue increased from $33.7 million, or 27% of revenue, for the six months ended June 30, 1998 to $46.0 million, or 21% of revenue, for the six months ended June 30, 1999. Switched access (terminating long distance) revenue decreased to $21.6 million for the six months ended June 30, 1999, compared to $25.6 million for the six months ended June 30, 1998. The Company has raised prices on its wholesale switched services product in order to improve margins and to de-emphasize its wholesale switched services. Revenue from long distance decreased to $10.2 million for the six months ended June 30, 1999, compared to $10.9 million for the six months ended June 30, 1998. The decrease in long distance revenue is primarily attributable to the Company's planned attrition of resale access lines which had high long distance service penetration rates. Revenue from data services did not generate a material portion of total revenue during either period.

     Operating costs. Operating costs, which consists solely of operating costs from Telecom Services, increased $24.1 million, or 27%, from $89.0 million for the six months ended June 30, 1998 to $113.1 million for the six months ended June 30, 1999. Additionally, operating costs decreased as a percentage of revenue from 73% for the six months ended June 30, 1998 to 51% for the six months ended June 30, 1999. The increase in operating costs in absolute dollars is attributable to the increase in volume of local and special access services and the increase in network operating costs which include engineering and operations personnel dedicated to the development and launch of local exchange services. The decrease in operating costs as a percentage of revenue is due primarily to a greater volume of higher margin services, principally local exchange services.

     Selling, general and administrative expenses. Total SG&A expenses increased $12.6 million, or 17%, from $73.2 million for the six months ended June 30, 1998 to $85.8 million for the six months ended June 30, 1999. Total SG&A expenses decreased as a percentage of revenue from 60% for the six months ended June 30, 1998 to 39% for the six months ended June 30, 1999. Telecom Services SG&A expenses increased from $63.0 million, or 51% of revenue, for the six months ended June 30, 1998 to $76.3 million, or 34% of revenue, for the six months ended June 30, 1999. The increase in absolute dollars is principally due to the continued rapid expansion of the Company's Telecom Services networks and related significant additions to the Company's management information systems, customer service, marketing and sales staffs dedicated to the expansion of the Company's networks and implementation of the Company's expanded services strategy, primarily the development of local and long distance telephone services. As the Company begins to benefit from the revenue generated by newly developed services requiring substantial administrative, selling and marketing expense prior to initial service offerings, Telecom Services has experienced declining SG&A expenses as a percentage of revenue. Corporate Services SG&A expenses decreased $0.7 million, from $10.3 million for the six months ended June 30, 1998 to $9.5 million for the six months ended June 30, 1999, primarily due to the Company's purchase of the corporate headquarters, effective January 1, 1999, which was leased under an operating lease during 1998.

     Depreciation and amortization. Depreciation and amortization increased $49.5 million, or 157%, for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily due to increased investment in depreciable assets resulting from the continued expansion of the Company's networks and services, in addition to increased amortization arising from goodwill recorded in conjunction with three purchase business combinations completed during the second half of fiscal 1998.

     Provision for impairment of long-lived assets. For the six months ended June 30, 1999, provision for impairment of long-lived assets of $29.3 million relates to the impairment of software and other capitalized costs associated with Telecom Services' in-process billing and provisioning system development projects. The provision for impairment of long-lived assets was based on management's decision to select new vendors for these systems, which vendors are expected to provide the Company with billing and provisioning solutions with improved functionality and earlier delivery dates at significantly lower costs. The Company's in-process billing and provisioning systems were either not operational or were serving minimal customers at the time management determined the carrying value of the underlying assets was not recoverable.

     Other, net. Other, net operating costs and expenses fluctuated from $0.5 million net expense to $0.5 million net income. Other, net operating costs and expenses for the six months ended June 30, 1999 includes deferred compensation expenses of $0.4 million, offset primarily by a net gain on disposal of long-lived assets of $0.9 million relating primarily to the sale of certain of the Company's Federal Communications Commission ("FCC") licenses. Other, net operating costs and expenses for the six months ended June 30, 1998 consists primarily  of a net  loss  on  disposal  of  long-lived  assets  related  to the
write-off  of  certain   installation  costs  of  disconnected   special  access
customers.

     Interest expense. Interest expense increased $22.8 million, from $75.9 million for the six months ended June 30, 1998, to $98.7 million for the six months ended June 30, 1999, which includes $92.7 million of noncash interest. The Company's interest expense increases, and will continue to increase, because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash, beginning in 2001. Additionally, interest expense increased due to the increase in long-term debt associated with the Company's purchase of the corporate headquarters, effective January 1, 1998.

     Interest income. Interest income decreased $6.1 million, from $14.0 million for the six months ended June 30, 1998 to $7.9 million for the six months ended June 30, 1999. The decrease is attributable to the decrease in cash, cash equivalents and short-term investments as the Company funds operating losses and continues to invest available cash balances in telecommunications equipment and other assets.

     Other expense, net. Other expense, net increased from $0.6 million for the six months ended June 30, 1998 to $2.3 million for the six months ended June 30, 1999 and primarily consists of litigation settlement costs. For the six months ended June 30, 1999, other expense, net is offset by the gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM. The Company sold its investment in MindSpring in April 1999.

     Accretion and preferred dividends on preferred securities of subsidiaries. Accretion and preferred dividends on preferred securities of subsidiaries increased $3.2 million, from $26.8 million for the six months ended June 30, 1998 to $30.0 million for the six months ended June 30, 1999. The increase is due primarily to the periodic payment of dividends on the 14% Preferred Stock and the 14 1/4% Preferred Stock in additional shares of 14% Preferred Stock and 14 1/4% of Preferred Stock. Accretion and preferred dividends on preferred securities of subsidiaries recorded during the six months ended June 30, 1999 consists of the accretion of issuance costs ($0.6 million) and the accrual of the preferred securities dividends ($29.4 million) associated with the 6 3/4% Preferred Securities, the 14% Preferred Stock and the 14 1/4% Preferred Stock.

     Loss from continuing operations. Loss from continuing operations increased $49.1 million, or 31%, from $160.9 million for the six months ended June 30, 1998 to $210.0 million for the six months ended June 30, 1999 due to the increases in operating costs, SG&A expenses, depreciation and amortization, provision for impairment of long-lived assets and interest expense, offset by an increase in revenue, as noted above.

     Net loss from discontinued operations. Net loss from discontinued operations decreased $32.9 million or 79%, from $41.7 million for the six months ended June 30, 1998 to $8.8 million for the six months ended June 30, 1999. Net loss from discontinued operations for the six months ended June 30, 1998 consists of the combined net losses of Network Services, Satellite Services, Zycom and NETCOM. Net loss from discontinued operations for the six months ended June 30, 1999 consists of the combined net losses of Network Services and Satellite Services. Zycom terminated its normal operations on October 22, 1998 and, accordingly, the Company reported no loss from discontinued operations of Zycom for the six months ended June 30, 1999. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM for the six months ended June 30, 1999. Net loss from discontinued operations for the six months ended June 30, 1999 includes an estimated loss on the disposal of Network Services of $8.0 million.

     Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the six months ended June 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $26.0 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds are recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Liquidity and Capital Resources

     The Company's growth has been funded through a combination of equity, debt and lease financing. As of June 30, 1999, the Company had current assets of $449.5 million, including $265.4 million of cash, cash equivalents and short-term investments available for sale, which exceeded current liabilities of $160.3 million, providing working capital of $289.2 million. The Company invests excess funds primarily in short-term, interest-bearing investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities

     The Company's operating activities used $30.9 million and $22.0 million for the six months ended June 30, 1998 and 1999, respectively. Net cash used by operating activities is primarily due to losses from continuing operations and increases in receivables, which are partially offset by changes in working capital items and noncash expenses, such as depreciation and amortization, deferred interest expense and accretion and preferred dividends on subsidiary preferred securities.

     The Company does not anticipate that cash provided by operations will be sufficient to fund operating activities, the future expansion of existing networks or the construction and acquisition of new networks in the near term. As the Company provides a greater volume of higher margin services, principally local exchange services, carries more traffic on its own facilities rather than ILEC facilities and obtains the right to use unbundled ILEC facilities, while experiencing decelerating increases in personnel and other SG&A expenses supporting its operations, any or all of which may not occur, the Company anticipates that net cash used by operating activities will improve in the near term.

Net Cash (Used) Provided By Investing Activities

     Investing activities used $30.6 million and provided $50.9 million in the six months ended June 30, 1998 and 1999, respectively. Net cash used by investing activities for the six months ended June 30, 1998 primarily includes cash expended for the acquisition of property, equipment and other assets of $150.0 million, offset by the proceeds from the sale of corporate headquarters of $29.1 million and proceeds from the sale of short-term investments available for sale of $96.3 million. Net cash provided by investing activities for the six months ended June 30, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and proceeds from the sales of short-term investments available for sale and marketable securities of $51.8 million, offset by cash expended for the acquisition of property, equipment and other assets of $229.7 million. The Company will continue to use cash in 1999 and subsequent periods for the construction of new networks, the expansion of existing networks and, potentially, for acquisitions. The Company acquired assets under capital leases of $6.2 million during the six months ended June 30, 1999.

Net Cash Provided (Used) By Financing Activities

     Financing activities provided $533.5 million and used $4.8 million in the six months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 1998 includes the net proceeds from the private placement of the 10% Notes and 9 7/8% Notes in February and April 1998, respectively. Historically, the funds to finance the Company's business acquisitions, capital expenditures, working capital requirements and operating losses have been obtained through public and private offerings of ICG and ICG Holdings (Canada) Co. ("Holdings-Canada") common shares, convertible subordinated notes, convertible preferred shares of Holdings-Canada, capital lease financings and various working capital sources, including credit facilities, in addition to the private placement of the securities previously mentioned and other securities offerings. Net cash provided (used) by financing activities for the six months ended June 30, 1998 and 1999 also include proceeds from the issuance of common stock in conjunction with the exercise of options and warrants and the Company's employee stock purchase plan, offset by principal payments on long-term debt and capital leases and payments of preferred dividends on preferred securities of subsidiaries.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option (10.5% on August 12, 1999). Quarterly repayments commence
September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan, which is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option (10.125% on August 12, 1999). Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005. The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option.

     As of June 30, 1999, the Company had an aggregate of approximately $71.8 million of capital lease obligations and an aggregate accreted value of approximately $1.7 billion was outstanding under the 13 1/2% Senior Discount Notes due 2005 (the "13 1/2 % Notes"), the 12 1/2% Senior Discount Notes due 2006 (the "12 1/2 % Notes"), the 11 5/8% Senior Discount Notes due 2007 (the "11 5/8 % Notes"), the 10% Notes and the 9 7/8% Notes. The 13 1/2% Notes require payments of interest to be made in cash commencing March 15, 2001 and mature on September 15, 2005. The 12 1/2% Notes require payments of interest to be made in cash commencing November 1, 2001 and mature on May 1, 2006. The 11 5/8% Notes require payments of interest to be made in cash commencing September 15, 2002 and mature on March 15, 2007. The 10% Notes require payments of interest in cash commencing August 15, 2003 and mature on February 15, 2008. The 9 7/8% Notes require payments of interest in cash commencing November 1, 2003 and mature on May 1, 2008. The 6 3/4% Preferred Securities require payments of dividends to be made in cash through November 15, 2000. In addition, the 14% Preferred Stock and 14 1/4% Preferred Stock require payments of dividends to be made in cash commencing June 15, 2002 and August 1, 2001, respectively. As of June 30, 1999, the Company had $34.6 million of other indebtedness outstanding. With respect to senior indebtedness outstanding on June 30, 1999, the Company has cash interest payment obligations of approximately $113.3 million in 2001, $158.0 million in 2002, $212.6 million in 2003 and $257.2 million in 2004. With respect to preferred securities currently outstanding, the Company has cash dividend obligations of approximately $4.5 million remaining in 1999 and $8.9 million in 2000, for which the Company has restricted cash balances available for such dividend payments, $10.7 million in 2001 and $35.4 million in 2002 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to March 2001. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including such capital leases, or obtain such additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness or make payments of cash dividends on, or the mandatory redemption of, its preferred securities, would be adversely affected.

Capital Expenditures

     The Company's capital expenditures of continuing operations (including assets acquired under capital leases and excluding payments for construction of the Company's corporate headquarters) were $150.0 million and $235.9 million for the six months ended June 30, 1998 and 1999, respectively. The Company anticipates that the expansion of existing networks, construction of new networks and further development of the Company's products and services will require capital expenditures of approximately $284.0 million during the remainder of 1999. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

Other Cash Commitments and Capital Requirements

     The Company's operations have required and will continue to require significant capital expenditures for development, construction, expansion and acquisition of telecommunications assets. Significant amounts of capital are required to be invested before revenue is generated, which results in initial negative cash flows. In addition to the Company's planned capital expenditures, it has other cash commitments as described in the footnotes to the Company's unaudited consolidated financial statements for the six months ended June 30, 1999 included elsewhere herein.

     In view of the continuing development of the Company's products and services, the expansion of existing networks and the construction, leasing and licensing of new networks, the Company will require additional amounts of cash in the future from outside sources. Management believes that the Company's cash on hand and amounts expected to be available through asset sales, cash flows from operations, including the collection of receivables from transport and termination charges, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand its business as currently planned and to fund its operations through 2000. Additional sources of cash may include public and private equity and debt financings, sales of non-strategic assets, capital leases and other financing arrangements. In the past, the Company has been able to secure sufficient amounts of financing to meet its capital needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company.

     The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business. In addition, the inability to fund operating deficits with the proceeds of financings and sales of non-strategic assets until the Company establishes a sufficient revenue-generating customer base could have a material adverse effect on the Company's liquidity.

Transport and Termination Charges

     The Company has recorded revenue of approximately $4.9 million, $58.3 million and $70.9 million for fiscal 1997, fiscal 1998 and the six months ended June 30, 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic to ISPs from customers of ILECs pursuant to various interconnection agreements. Some of the ILECs have not paid most of the bills they have received from the Company and have disputed substantially all of these charges based on the belief that such calls are not local traffic as defined by the various agreements and not subject to payment of transport and termination charges under state and federal laws and public policies. As a result, the Company expects receivables from transport and termination charges will continue to increase until these disputes have been resolved.

     The resolution of these disputes will be based on rulings by state public utility commissions and/or by the FCC. To date, there have been favorable final rulings from 31 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, four federal district court decisions, one federal circuit court of appeals decision and one state court decision have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is largely jurisdictionally interstate traffic. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasizes that because there are currently no federal rules governing intercarrier compensation for ISP traffic, the determination as to whether such traffic is subject to reciprocal compensation under the terms of interconnection agreements is properly made by the state commissions and that carriers are bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic. The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expresses its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act. Since the issuance of the FCC's decision on February 25, 1999, 15 state utility commissions, including four states in which the Company provides CLEC services, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic.

     On May 5, 1999, the Public Utilities Commission of Ohio ("PUCO") issued a decision affirming its August 1998 decision that ISP traffic is subject to reciprocal compensation under the Company's current interconnection agreement with Ameritech Corporation ("Ameritech"). The PUCO also denied Ameritech's request for a stay of its obligation to remit payment to the Company. After the PUCO issued the May 5, 1999 ruling, the Company received $43.1 million during the three months ended June 30, 1999 for amounts owed by Ameritech for reciprocal compensation. Ameritech has filed for judicial review of the PUCO decision. The Company cannot predict the final outcome on the merits of the court appeal. Additionally, on June 4, 1999, Southwestern Bell Telephone Company ("SWBT") remitted payment to the Company of $1.8 million for reciprocal compensation owed to the Company for traffic from SWBT customers in Texas to ISPs served by the Company. On June 21, 1999, the Alabama Public Service Commission ("PSC") issued a decision that BellSouth Corporation ("BellSouth") is required to pay the Company reciprocal compensation for ISP traffic. The PSC's June 21, 1999 decision modified its March 1999 decision that had found that reciprocal compensation is owed for Internet traffic under certain CLEC interconnection agreements at issue in the proceeding. The June 21, 1999 PSC decision held that the Company should be treated the same as the other CLECs that participated in the proceeding and for which the Alabama PSC previously ordered the payment of reciprocal compensation. BellSouth has filed for judicial review of both the March 4, 1999 and June 21, 1999 PSC decisions. On July 26, 1999 the California Public Utilities Commission issued a decision affirming a previous decision, issued October 1998, that held that reciprocal compensation must be paid by Pacific Bell and GTE California for the termination of ISP traffic by CLECs under existing interconnection agreements. On July 28, 1999, the Colorado Public Utilities Commission approved a decision that orders US WEST Communications, Inc. ("US WEST") to pay the Company reciprocal compensation for calls from US WEST customers to ISPs served by the Company. The decision resolves in the Company's favor a complaint that was filed by the Company in June 1998.

     The Company has also recorded revenue of approximately $19.1 million and $7.6 million for fiscal 1998 and the six months ended June 30, 1999, respectively, related to other transport and termination charges to the ILECs, pursuant to the Company's interconnection agreements with these ILECs. Included in the Company's trade receivables at December 31, 1998 and June 30, 1999 are $72.8 million and $100.7 million, respectively, for all receivables related to reciprocal compensation and other transport and termination charges. The receivables balance at June 30, 1999 is net of an allowance of $9.6 million for disputed amounts.

     As the Company's interconnection agreements expire or are extended, rates for transport and termination charges are being and will continue to be renegotiated. Some of the Company's agreements are already being affected. Although the Company's interconnection agreement with BellSouth has expired, the Company has received written notification from BellSouth that the Company may continue operating under the expired interconnection agreement, until such agreement is renegotiated or arbitrated by the relevant state commissions. On May 27, 1999, the Company filed petitions with the state commissions of Alabama, Georgia, North Carolina, Kentucky, Tennessee and Florida for arbitration with BellSouth. The arbitration proceedings are ongoing in each of these states. Additionally, the Company's interconnection agreement with Ameritech recently was extended from June 15, 1999 to February 15, 2000. The Company's extension of its interconnection agreement with Ameritech includes reduced rates for transport and termination charges, and the Company expects that its negotiations and arbitrations with BellSouth will also affect the rates for transport and termination charges included in its existing interconnection agreement with BellSouth. The Company's remaining interconnection agreements expire in 1999 and 2000, and the Company has commenced renegotiations with the ILECs. While the Company believes that all revenue recorded through June 30, 1999 is collectible and that future revenue from transport and termination charges billed under the Company's current interconnection agreements will be realized, there can be no assurance that future regulatory and judicial rulings will be favorable to the Company, or that different pricing plans for transport and termination charges between carriers will not be adopted when the Company's interconnection agreements are renegotiated or arbitrated, or as a result of the FCC's rulemaking proceeding on future compensation methods. In fact, the Company believes that different pricing plans will be considered and adopted, and although the Company expects that revenue from transport and termination charges likely will decrease as a percentage of total revenue from local services in periods after the expiration of current interconnection agreements, the Company's local termination services still will be required by the ILECs and must be provided under the Telecommunications Act, and likely will result in increasing volume in minutes due to the growth of the Internet and related services markets. The Company expects to negotiate reasonable compensation and collection terms for local termination services, although there is no assurance that such compensation will remain consistent with current levels. Additionally, the Company expects to supplement its current operations with revenue, and ultimately EBITDA, from new services offerings such as RAS and DSL services, however, the Company may or may not be successful in its efforts to deploy such services profitably.

Year 2000 Compliance

Importance

     Many computer systems, software applications and other electronics currently in use worldwide are programmed to accept only two digits in the portion of the date field which designates the year. The "Year 2000 problem" arises because these systems and products cannot properly distinguish between a year that begins with "20" and the familiar "19." If these systems and products are not modified or replaced, many will fail, create erroneous results and/or may cause interfacing systems to fail.

     Year 2000 compliance issues are of particular importance to the Company since its operations rely heavily upon computer systems, software applications and other electronics containing date-sensitive embedded technology. Some of these technologies were internally developed and others are standard purchased systems which may or may not have been customized for the Company's particular application. The Company also relies heavily upon various vendors and suppliers that are themselves very reliant on computer systems, software applications and other electronics containing date-sensitive embedded technology. These vendors and suppliers include: (i) ILECs and other local and long distance carriers with which the Company has interconnection or resale agreements; (ii) manufacturers of the hardware and related operating systems that the Company uses directly in its operations; (iii) providers that create custom software applications that the Company uses directly in its operations; and (iv) providers that sell standard or custom equipment or software which allow the Company to provide administrative support to its operations.

Strategy

     The Company's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, the Company has developed a four-phase plan which it is applying to each functional category of the Company's computer systems and components. Each of the Company's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

     o Networks and Products, which consists of all components whether hardware, software or embedded technology used directly in the Company's operations, including components used by the Company's circuit and data switches and collocation and telecommunications products;

     o IT Systems, which consists of all components used to support the Company's operations, including provisioning and billing systems;

     o Building and Facilities, which consists of all components with embedded technology used at the Company's corporate headquarters building and other leased facilities, including security systems, elevators and internal use telephone systems;

     o    Office  Equipment,   which  consists  of  all  office  equipment  with
          date-sensitive embedded technology.

     For each of the categories described above, the Company is applying the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

     o    Phase I - Assessment
          During this phase, the Company's technology staff performed an inventory of all components currently in use by the Company. Based upon this inventory, the Company's business executives and technology staff jointly classified each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to the Company's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by the Company that may be of higher or lower priority.

          Based upon such classifications, the Company's business executives and information technology staff jointly set desired levels of Year 2000 readiness for each component inventoried, using the following criteria, as defined by the Company:

          - Capable, meaning that such computer system or component will be capable of managing and expressing calendar years in four digits;

          - Compliant, meaning that the Company will be able to use such component for the purpose for which the Company intended it by adapting to its ability to manage and express calendar years in only two digits;

          - Certified, meaning that the Company has received testing results to demonstrate, or the vendor or supplier is subject to contractual terms which requires, that such component requires no Year 2000 modifications to manage and express calendar years in four digits; or

          - Non-critical, meaning that the Company expects to be able to continue to use such component unmodified or has determined that the estimated costs of modification exceed the estimated costs associated with its failure.

          The Company has completed all areas of Phase I.

     o    Phase II - Remediation
          During this phase, the Company is developing and executing a remediation plan for each component based upon the priorities set in Phase I. Remediation may include component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions as deemed necessary or appropriate.

     o    Phase III - Testing
          During this phase, the Company is performing testing sufficient to confirm that the component meets the desired state of Year 2000 readiness. This phase consists of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

     o    Phase IV - Implementation
          During the last phase, the Company is implementing each act of remediation developed and tested for each component, as well as implementing adequate controls to ensure that future upgrades and changes to the Company's computer systems, for operational reasons other than Year 2000 compliance, do not alter the Company's Year 2000 state of readiness.

Current State of Readiness

     The Company has either already completed or has commenced all of the phases within its Year 2000 compliance strategy for each of its functional system categories, as shown by the table set forth below. Since the Company has not waited until the completion of a phase for all functional category components together before commencing the next phase, the information set forth below represents only a general description of the phase status for each functional category. For systems and products which the Company intends to abandon or replace prior to January 1, 2000, the Company has currently terminated all Year 2000 compliance efforts.

------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ----------------------------------------------------------------------------------------------
Networks and Products
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                 Complete               Complete
------------------------------- ----------------------------------------------------------------------------------------------
IT Systems
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q3 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q3 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Building and Facilities
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Medium                     Complete                Based on the results of Phase I, further remediation not considered necessary
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        Complete                Based on the results of Phase I, further remediation not considered necessary
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------

                                 41 (continued)

Costs

     The Company expenses all incremental costs to the Company associated with Year 2000 compliance issues as incurred. Through June 30, 1999, such costs incurred were approximately $1.1 million, consisting of approximately $0.6 million of replacement hardware and software and approximately $0.5 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. The Company has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs the Company believes has not exceeded $0.5 million through June 30, 1999. The Company expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in the Company's fiscal 1999 budget and represent approximately 4% of the Company's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as the Company continues with its Year 2000 compliance plan. The Company intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

     While the Company is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which the Company primarily relies were developed with current state-of-the-art technology and, accordingly, the Company's four-phase approach has demonstrated that many of its high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met the Company's desired level of Year 2000 readiness, the Company is using its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur. For components that have not met the Company's desired level of readiness, the Company will develop a specific contingency plan to determine the actions the Company would take if such component failed.

     The Company believes that a reasonably likely worst case scenario of a Year 2000 compliance failure could include the temporary failure of a minimal number of operating systems, despite the Company's execution and satisfactory completion of its comprehensive Year 2000 compliance plan. However, under this scenario, the Company also believes that any such failed systems or components would be fully recovered within a short period subsequent to failure and, accordingly, the Company does not expect to experience any significant or long term operational disruption as a result of the failure of any systems or components directly within the Company's control.

     The Company acknowledges the possibility that the Company may become subject to potential claims by customers if the Company's operations are interrupted for an extended period of time. However, it is not possible to predict either the probability of such potential litigation, the amount that could be in controversy or upon which party a court would place ultimate responsibility for any such interruption.

     The Company views Year 2000 compliance as a process that is inherently dynamic and will change in response to changing circumstances. While the Company believes that through execution and satisfactory completion of its Year 2000 compliance strategy its computer systems, software applications and electronics will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems and all interfacing technology when running jointly will function adequately. Additionally, there can be no assurance that the assumptions made by the Company within its Year 2000 compliance strategy will prove to be correct, that the strategy will succeed or that the remedial actions being implemented will be able to be completed by the time necessary to avoid system or component failures. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of the Company, could impair the Company's ability to obtain necessary products or services to sell to its customers. Disruptions of the Company's computer systems, or the computer systems of the Company's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial position and cash flows are subject to a variety of risks in the normal course of business, which include market risks associated with movements in interest rates and equity prices. The Company routinely assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its senior indebtedness.

     The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short term investment objectives are safety, liquidity and yield, in that order. As of June 30, 1999, the Company had approximately $265.3 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 4.83% for the six months ended June 30, 1999. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at June 30, 1999 of approximately $0.7 million and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     At June 30, 1999, the Company's indebtedness included $1.7 billion under the 13 1/2% Notes, 12 1/2% Notes, 11 5/8% Notes, 10% Notes and 9 7/8% Notes and $491.9 million under the 14 1/4% Preferred Stock, 14% Preferred Stock and 6 3/4% Preferred Securities. These instruments contain fixed annual interest and dividend rates, respectively, and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

     On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of August 13, 1999, the Company had $80.0 million outstanding under the Senior Facility.

Equity Price Risk

     On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share, or $30.0 million, at the time of the transaction. Through April 16, 1999, the Company bore some risk of market price fluctuations in its investment in MindSpring. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company entered into a hedging contract. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded a gain on its investment in MindSpring of approximately $0.4 million in its statement of operations for the six months ended June 30, 1999. The hedging contract was terminated upon the sale of the common stock of MindSpring.

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of NorthPoint Preferred Stock. The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as provided in the relevant documentation, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint

Preferred Stock or securities obtained upon conversion of the NorthPoint Preferred Stock until March 23, 2000. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint. Although changes in the fair market value of the common stock of NorthPoint may affect the fair market value of the Company's investment in NorthPoint and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See Note 6 (e) to the Company's unaudited condensed consolidated financial statements for the six months ended June 30, 1999 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          The Annual Meeting of stockholders of ICG Communications, Inc. was held on June 9, 1999 (the "Annual Meeting"). At the Annual Meeting, two matters were considered and acted upon: (1) the election of two directors to serve until the 2002 Annual Meeting of Stockholders and until their successors have been duly elected and qualified; (2) the ratification of the appointment of KPMG LLP as independent auditors of ICG Communications, Inc. and its subsidiaries for the fiscal year ending December 31, 1999.

          Indicated below are the total votes in favor of each director nominee and the total votes withheld:

                                                Votes
                               ----------------------------------------
                                     For                 Withheld
                               -----------------    -------------------
          William J. Laggett      38,003,699              209,760
          J. Shelby Bryan         38,003,599              209,860

          In connection with the vote on the ratification of the appointment of the independent auditors, 38,138,209 votes were cast in favor of the appointment and 35,841 votes were cast in opposition thereto.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

        (A) Exhibits.

             (10) Material Contracts.

                  10.1: Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P.

                  10.2: Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc.

                  10.3:  Employment  Agreement,   dated  as  of  May  19,  1999,
                         between ICG Communications, Inc. and Harry R. Herbst.

                  10.4:  Employment  Agreement,   dated  as  of  May  19,  1999,
                         between ICG Communications, Inc. and H. Don Teague.

                  10.5:  Employment  Agreement,   dated  as  of  May  19,  1999,
                         between ICG Communications, Inc. and John Kane.

                  10.6:  Employment  Agreement,   dated  as  of  June  1,  1999,
                         between ICG Communications, Inc. and Douglas I. Falk.

                  10.7: Amendment to Employment Agreement, dated as of June 9, 1999, between ICG Communications, Inc. and John Kane.

                  10.8: Employment Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr.

                  10.9: Share Price Appreciation Vesting Non-Qualified Stock Option Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr.

                  10.10: Employment  Agreement,  dated  as  of  July  1,  1999, between ICG Communications, Inc. and Michael D. Kallet.

                  10.11: Credit  Agreement,  dated  as of August 12, 1999, among
                         ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank PLC, as Co-Documentation Agents.

                  10.12: Security  Agreement,  dated  August 12, 1999, from  ICG
                         Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent.

             (27) Financial Data Schedule.

                  27.1: Financial Data Schedule of ICG Communications, Inc. for the Six Months Ended June 30, 1999.

          (B) Report on Form 8-K. The following report on Form 8-K was filed by the registrants during the six months ended June 30, 1999:

                  (i) Current Report on Form 8-K dated April 30, 1999, regarding the announcement of the Company's earnings information and results of operations for the quarter ended March 31, 1999.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS




10.1: Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P.

10.2: Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc.

10.3: Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and Harry R. Herbst.

10.4: Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and H. Don Teague.

10.5: Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc. and John Kane.

10.6: Employment Agreement, dated as of June 1, 1999, between ICG Communications, Inc. and Douglas I. Falk.

10.7: Amendment to Employment Agreement, dated as of June 9, 1999, between ICG Communications, Inc. and John Kane.

10.8: Employment Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr.

10.9: Share Price Appreciation Vesting Non-Qualified Stock Option Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr.

10.10: Employment Agreement, dated as of July 1, 1999, between ICG Communications, Inc. and Michael D. Kallet.

10.11: Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank PLC, as Co-Documentation Agents.

10.12: Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent.

27.1: Financial Data Schedule of ICG Communications, Inc. for the Six Months Ended June 30, 1999.

                                  EXHIBIT 10.1

   Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among
                 TriNet Realty Capital, Inc. and ICG 161, L.P.

                                  EXHIBIT 10.2

Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG
         Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc.

                                  EXHIBIT 10.3

Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc.
                              and Harry R. Herbst.

                                  EXHIBIT 10.4

Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc.
                               and H. Don Teague.

                                  EXHIBIT 10.5

Employment Agreement, dated as of May 19, 1999, between ICG Communications, Inc.
                                 and John Kane.

                                  EXHIBIT 10.6

Employment Agreement, dated as of June 1, 1999, between ICG Communications, Inc.
                              and Douglas I. Falk.

                                  EXHIBIT 10.7

    Amendment to Employment Agreement, dated as of June 9, 1999, between ICG
                      Communications, Inc. and John Kane.

                                  EXHIBIT 10.8

  Employment Agreement, dated as of June 28, 1999, between ICG Communications,
                         Inc. and William S. Beans, Jr.

                                  EXHIBIT 10.9

Share Price Appreciation Vesting Non-Qualified Stock Option Agreement, dated as of June 28, 1999, between ICG Communications, Inc. and William S. Beans, Jr.

                                  EXHIBIT 10.10

Employment Agreement, dated as of July 1, 1999, between ICG Communications, Inc.
                             and Michael D. Kallet.

                                  EXHIBIT 10.11

Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal
  Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America,
            N.A. and Barclays Bank PLC, as Co-Documentation Agents.

                                  EXHIBIT 10.12

  Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG
   NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent.

                                  EXHIBIT 27.1

  Financial Data Schedule of ICG Communications, Inc. for the Six Months Ended
                                 June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.



                                  ICG COMMUNICATIONS, INC.





Date:  August 13, 1999       By:  /s/ Harry R. Herbst
                                  ----------------------------------------------
                                  Harry R. Herbst, Executive Vice President and
                                  Chief Financial Officer (Principal Financial
                                  Officer)






Date:  August 13, 1999       By:  /s/ John V. Colgan
                                  ----------------------------------------------
                                  John V. Colgan, Vice President of Finance and
                                  Controller (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.



                                      ICG HOLDINGS (CANADA) CO.





Date:  August 13, 1999        By: /s/ Harry R. Herbst
                                  ----------------------------------------------
                                  Harry R. Herbst, Executive Vice President and Chief Financial Officer (Principal Financial Officer)






Date:  August 13, 1999        By:  /s/ John V. Colgan
                                   ---------------------------------------------
                                   John V. Colgan, Vice President of Finance and
                                   Controller (Principal Accounting Officer)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.



                               ICG HOLDINGS, INC.





Date:  August 13, 1999       By:  /s/ Harry R. Herbst
                                  ----------------------------------------------
                                  Harry R. Herbst, Executive Vice President and
                                  Chief Financial Officer (Principal Financial
                                  Officer)






Date:  August 13, 1999       By:  /s/ John V. Colgan
                                  ----------------------------------------------
                                  John V. Colgan, Vice President of Finance and
                                  Controller (Principal Accounting Officer)